Form 10-Q
period 1999-03-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 1999-05-17
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO _______________


COMMISSION FILE NUMBERS - 333-77441 AND 333-77437

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                               51-0258372
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
      OF INCORPORATION)                                      IDENTIFICATION NO.)


                300 ATLANTIC STREET, STAMFORD, CONNECTICUT 06901
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS) (ZIP CODE)


                                 (203) 602-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $2,500 Par value - 1,000 shares as of  May 12, 1999.

Exhibit Index - Page 10

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1999


                             TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
Item 1.  Financial Statements

     Balance Sheets as of March 31, 1999 and December 31, 1998                             3

     Statements of Operations for the Three Month Periods Ended March 31, 1999 and 1998    4

     Statements of Cash Flows for the Three Month Periods Ended March 31, 1999 and 1998    5

     Notes to Financial Statements                                                         6

Item 2.  Management's Discussion and Analysis of Results                                  7-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                NA

Item 2.  Changes in Securities                                                            NA

Item 3.  Defaults upon Senior Securities                                                  NA

Item 4.  Submission of Matters to Vote of Security Holders                                NA

Item 5.  Other Information                                                                NA

Item 6.  Exhibits and Reports on Form 8-K                                                  9

Signatures                                                                                 9

Exhibit 27 - Financial Data Schedule                                                      10

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                 BALANCE SHEETS


                                                                 MARCH 31,
                                                                   1999        DECEMBER 31,
                                                                (UNAUDITED)        1998
                                                                -----------    -----------
ASSETS
Investments:
  Fixed maturities - at fair value                              $14,527,416    $12,992.917
  Short-term investments                                         10,468,234     10,975,402
                                                                -----------    -----------
Total investments                                                24,995,650     23,968,319

Cash and cash equivalents                                           145,823      1,531,165
Accrued investment income                                           306,053        203,425
Receivable from affiliates                                          206,866              -
Goodwill                                                          6,506,517      6,565,134
Deferred income taxes                                               117,881              -
Development costs                                                         -      4,269,488
Other assets                                                          5,000          5,000
Separate account assets                                             68, 051              -
                                                                -----------    -----------
Total assets                                                    $32,351,841    $36,542,531
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accrued expenses                                                $ 140,971      $  61,670
  Deferred income taxes                                                   -          8,804
  Amounts payable to affiliates                                     417,380              -
  Separate account liabilities                                       68,051              -
                                                                -----------    -----------
Total liabilities                                                   626,402         70,474

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                     2,500,000      2,500,000
  Additional paid-in capital                                      35,410,50     34,875,727
  Retained deficit                                               (5,956,236)      (920,760)
  Accumulated other comprehensive income                           (228,827)        17,090
                                                                -----------    -----------
Total stockholder's equity                                       31,725,439     36,472,057
                                                                -----------    -----------
Total liabilities and stockholder's equity                      $32,351,841    $36,542,531
                                                                ===========    ===========

See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           THREE MONTHS     THREE MONTHS
                                                               ENDED            ENDED
                                                          MARCH 31, 1999   MARCH 31, 1998
                                                          --------------   --------------
Revenues:
Annuity charges and fees                                    $        45      $        --
Net investment income                                           336,988          342,442
                                                            -----------      -----------
     Total Revenues                                             337,033          342,442
                                                            -----------      -----------
Benefits and Expenses:
Expenses:
   Insurance expenses and taxes                                 509,631          533,700
   Development expenses                                         534,773               --
   Amortization of goodwill and development costs                58,617           28,189
                                                            -----------      -----------
       Total Benefits and Expenses                            1,103,021          561,889
                                                            -----------      -----------
Loss from operations before income taxes                       (765,988)        (219,447)
                                                            -----------      -----------
     Income tax expense                                              --               --
Net loss before cumulative effect adjustment                   (765,988)        (219,447)
                                                            -----------      -----------
     Cumulative effect adjustment of change in accounting
          for development costs                               4,269,488               --
                                                            -----------      -----------
Net loss                                                    $(5,035,476)     $  (219,447)
                                                            ===========      ===========

See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 THREE MONTHS      THREE MONTHS
                                                                                     ENDED             ENDED
                                                                                MARCH 31, 1999    MARCH 31, 1998
                                                                                --------------    --------------
Operating activities
  Net loss                                                                        $(5,035,476)      $(219,447)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                              58,617          28,819
     Development costs paid by parent                                                 534,773              --
     Cumulative effect adjustment                                                   4,269,488              --
     Changes in:
        Accrued investment income                                                    (102,628)        (46,171)
        Receivable from affiliates                                                   (206,866)         20,236
        Other assets                                                                 (117,881)        (22,432)
        Accrued expenses                                                               79,302          (3,965)
        Amounts payable to affiliates                                                 417,381        (154,366)
                                                                                  -----------       ---------
Net cash used in operating activities                                                (103,290)       (397,326)

Investing activities
  Purchase of fixed maturity securities                                            (1,937,016)             --
  Proceeds from sales, maturities and repayments of fixed maturity securities          21,892           9,067
  Net sales of short-term investments                                                 633,072         215,738
                                                                                  -----------       ---------
Net cash provided by (used in) investing activities                                (1,282,052)        224,805

Financing activities
  Capital contribution from parent                                                         --         100,000
                                                                                  -----------       ---------
Net cash provided by financing activities                                                  --         100,000

Decrease in cash and cash equivalents                                              (1,385,342)        (72,521)

Cash and cash equivalents at beginning of period                                    1,531,165         228,605
                                                                                  -----------       ---------

Cash and cash equivalents at end of period                                        $   145,823       $ 156,084
                                                                                  ===========       =========

See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The unaudited financial statements of Sage Life Assurance of America, Inc. ("the Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's prospectus filed February 26, 1999.

2.       NEW ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its costs incurred in the development of its products and systems. The Company adopted the provisions of the SOP in its financial statements for the year beginning January 1, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $4,269,488, to expense costs that had previously been capitalized prior to 1999.

3.       COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the three months ended March 31, 1999 and 1998 were as follows:

                                                               1999          1998
                                                               ----          ----
Net loss                                                   $(5,035,476)   $(219,447)
    Other comprehensive income:
        Change in unrealized investment gains and losses      (245,917)      57,946
                                                           -----------    ---------
     Comprehensive income                                  $(5,281,393)   $(161,501)
                                                           ===========    =========

The components of accumulated other comprehensive income, net of tax, as of March 31, 1999 and December 31, 1998 were as follows:

                                                           1999            1998
                                                           ----            ----
Unrealized investment gains and losses                  $(228,827)       $17,090
                                                        ---------        -------
Accumulated other comprehensive income                  $(228,827)       $17,090
                                                        =========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

The Company has been in the process of developing and preparing to market variable annuity and variable life insurance products. The marketing of these products began during the first quarter of 1999. The Company also intends to enter into a coinsurance reinsurance arrangement with Swiss Re Life & Health America (Swiss Re), pursuant to which Swiss Re will reinsure a significant portion of the liabilities under the variable insurance contracts.


Sage Group entered into an agreement with Swiss Re Life and Health America, Inc. ("Swiss Re") on December 1, 1998, whereby Swiss Re will enter into reinsurance arrangements with us. In addition, Swiss Re invested $12.5 million in non-voting non-redeemable cumulative preferred stock in a newly formed company, Sage Life Holdings, that became our immediate parent and a wholly-owned subsidiary of Sage Insurance Group. It is anticipated that, during the second quarter of 1999, Swiss Re will exchange part of its preferred stock for a voting interest of not more than 9.9% in Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. The arrangements contemplated by the agreement may be subject to regulatory approval.


Results of Operations

For the three months ended March 31, 1999 and 1998, the Company reported net losses of ($5.0m) and ($.2m), respectively.

During the first quarter of 1999, investment income was $336,988 as compared to $342,442 for the corresponding period during 1998. Annuity charges and fees on the initial contracts written at the end of the quarter resulted in income of $45.

Insurance expenses and taxes for the first quarter 1999 were $509,631 as compared to $533,700 for the corresponding period during 1998. In accordance with SOP 98-5, development costs of $534,773 were expensed during the quarter. Prior to this quarter all development costs were capitalized and amortized quarterly. In addition, the adoption of SOP 98-5 resulted in a cumulative effect adjustment in the amount of $4,269,488 being deducted from earnings. This amount was the amount of unamortized development costs as of January 1, 1999.

Liquidity

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and to fund the daily operations of the Company. The Company's cash needs have been met through interest income and capital contributions from its parent, Sage Insurance Group, Inc. ("Sage Insurance Group").

During 1999, the Company expects its cash needs will continue to increase as its underwriting and marketing activities begin. The Company anticipates that it will be unable to meet all of its liquidity requirements in 1999 without capital contributions from Sage Insurance Group. However, Swiss Re has made an equity investment in a newly formed holding company, Sage Life Holdings, that will provide an additional source of funds to the Company for new business expenses. In addition, although not required to do so, the Company believes that Sage Insurance Group will continue to provide capital to the Company for its non-recurring costs associated with new products and business development during 1999. The Company's future marketing efforts could be hampered in the unlikely event that Swiss Re, Sage Insurance Group and/or their affiliates are unwilling to commit additional funding.

Year 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This potential problem has become known as the "Year 2000 issue." The Year 2000 issue affects virtually all companies and organizations.

Computer applications that are affected by the Year 2000 issue could impact the Company's business functions in various ways, ranging from a complete inability to perform critical business functions to a loss of productivity in varying degrees. Likewise, the failure of some computer applications could have no impact on critical business functions. The Company used these issues as critical components in the evaluation and selection of in-house systems and of third party administrators.

Since the Company plans to outsource most of its operating functions, there will only be a limited number of in-house systems utilized. At present, the only in-house system utilized is the accounting system. This system was certified as Year 2000 compliant before it was selected and installed for operation. The Company also intends to purchase a reserve valuation system and a reinsurance system. Year 2000 compliance will be a critical component in the evaluation and selection process for those two systems.

The Company has various third party administrators (including investment advisors, brokers, transfer agents, and other financial services institutions) for the processing of such tasks as contract administration, fund administration, underwriting and investment administration. The quality of these third party administrators was of paramount importance in the selection process.

Although the Company has received assurances from all of its third party administrators, it is currently working with them to assess all Year 2000 issues associated with the processing of the Company's applications. This assessment involves the testing of the data being processed by third party administrators and electronically interfaced into the Company's accounting system. As to outside organizations from which the Company will not be relying on electronic interface, the Company will be relying on responses to questionnaires supplied to these service providers as to their status on Year 2000 compliance. Based upon the responses received from these third party administrators, the Company will develop a plan to assure Year 2000 compliance by all third party administrators. The Company anticipates completing all testing well in advance of January 1, 2000. As this testing has and continues to be done in the normal course of system development, the Company has not budgeted any costs associated with the Year 2000 issue. In addition, Year 2000 costs have been deemed immaterial.

The failure of any of the Company's third party administrators to achieve complete compliance could have a material adverse effect on the Company's ability to conduct its business, including delays in calculating unit values, redeeming shares, delivering account statements and providing other information, communication and servicing to contract owners. The Company believes that it has taken the necessary provisions, both through selection and testing, to assure that it will not experience any material adverse effects on the Company's ability to conduct its business. The Company does however realize the importance of this issue and is currently developing a detailed contingency plan for operations in the unlikely event one or more of its third party administrators is unable to fulfill its obligations.

Forward Looking Statements


The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This Report may include forward-looking statements, as do other publicly available Company documents, including reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission and other written or oral statements made by or on behalf of the Company, its officers and employees. When made, such forward-looking statements reflect the then-current views of the Company or its management with respect to future events and financial performance. There are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions, (ii) governmental and regulatory policies, as well as the judicial environment, (iii) increasing competition in the market segments in which the Company operates. The words "believe", "expect", "anticipate", "project", and similar expressions identify forward-looking statements, which speak only as of their dates. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II. Other Information

Items 6. Exhibits and Reports on Form 8-K

(a)      Exhibit

         #27 Financial Data Schedule - page 10

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended March 31, 1999


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sage Life Assurance of America, Inc.

                                       /s/ Mitchell R. Katcher
                                       -----------------------------------------
                                       Mitchell R. Katcher
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                       /s/ James F. Renz
                                       -----------------------------------------
                                       James F. Renz
                                       Vice President - Accounting and Finance
                                       (Chief Accounting Officer)


Date:  May 13, 1999