Form 10-Q
period 1999-06-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 1999-08-13
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________


COMMISSION FILE NUMBERS - 333-77441 AND 333-77437

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      51-0258372
(STATE OR OTHER JURISDICTION OF INCORPORATION)                (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)


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

Common Stock, $2,500 Par value - 1,000 shares as of  August 13, 1999.


Exhibit Index - Page 9

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1999


                             TABLE OF CONTENTS

                                                                                                           Page
Item 1.  Financial Statements

     Balance Sheets as of June 30, 1999 and December 31, 1998                                               3

     Statements of Operations for the Three and Six Month Periods Ended June 30, 1999 And 1998              4


     Statements of Cash Flows for the Six Month Periods Ended June 30, 1999 and 1998                        5

     Notes to Financial Statements                                                                          6

Item 2.  Management's Discussion and Analysis of Results                                                   7-9

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

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                 BALANCE SHEETS



                                                                     JUNE 30
                                                                      1999             DECEMBER 31,
                                                                   (UNAUDITED)            1998
                                                                  ------------        ------------
ASSETS
Investments:
  Fixed maturities - at fair value (amortized cost: 1999 -        $ 16,099,509        $ 12,992.917
  $16,853,372; 1998 - $12,967,022)
  Short-term investments                                             7,977,060          10,975,402
                                                                  ------------        ------------
Total investments                                                   24,076,569          23,968,319

Cash and cash equivalents                                              372,144           1,531,165
Accrued investment income                                              206,169             203,425
Receivable from affiliates                                              15,517                  --
Goodwill                                                             6,447,900           6,565,134
Deferred income taxes                                                  256,314                  --
Development costs                                                           --           4,269,488
Other assets                                                             5,000               5,000
Separate account assets                                                 72,699                  --
                                                                  ------------        ------------
Total assets                                                      $ 31,452,312        $ 36,542,531
                                                                  ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accrued expenses                                                $     37,784        $     61,670
  Deferred income taxes                                                     --               8,804
  Separate account liabilities                                          72,699                  --
                                                                  ------------        ------------
Total liabilities                                                      110,483              70,474

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                        2,500,000           2,500,000
  Additional paid-in capital                                        36,378,682          34,875,727
  Retained deficit                                                  (7,039,303)           (920,760)
  Accumulated other comprehensive income                              (497,550)             17,090
                                                                  ------------        ------------
Total stockholder's equity                                          31,341,829          36,472,057
                                                                  ------------        ------------

Total liabilities and stockholder's equity                        $ 31,452,312        $ 36,542,531
                                                                  ============        ============


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                               ENDED              ENDED              ENDED              ENDED
                                           JUNE 30, 1999      JUNE 30, 1998      JUNE 30, 1999      JUNE 30, 1998
                                          ---------------     -------------      -------------      -------------
Revenues:
Annuity charges and fees                   $        89        $        --        $       134        $        --
Administrative service fees                     15,517                 --             15,517                 --
Net investment income                          322,214            342,918            646,840            685,360
                                           -----------        -----------        -----------        -----------
     Total Revenues                            337,820            342,918            662,491            685,360
                                           -----------        -----------        -----------        -----------

Benefits and Expenses:
   Insurance expenses and taxes                394,090            466,621            891,359          1,000,321
   Development expenses                        968,180                 --          1,502,953                 --
   Amortization of goodwill and
      development costs                         58,617            154,823            117,234            183,012
                                           -----------        -----------        -----------        -----------
       Total Benefits and Expenses           1,420,887            621,444          2,511,546          1,183,333
                                           -----------        -----------        -----------        -----------

Loss from operations before
      income taxes                          (1,083,067)          (278,526)        (1,849,055)          (497,973)
                                           -----------        -----------        -----------        -----------

     Income tax expense                             --                 --                 --                 --

Net loss before cumulative effect
      Adjustment                            (1,083,067)          (278,526)        (1,849,055)          (497,973)
                                           -----------        -----------        -----------        -----------

     Cumulative effect adjustment of
     change in accounting for
     development costs                              --                 --         (4,269,488)                --
                                           -----------        -----------        -----------        -----------

Net income (loss)                          $(1,083,067)       $   278,526        $(6,118,543)       $  (497,973)
                                           ===========        ===========        ===========        ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     SIX MONTHS         SIX MONTHS
                                                                                       ENDED               ENDED
                                                                                   JUNE 30, 1999       JUNE 30, 1998
                                                                                   -------------       -------------
Operating activities
  Net loss                                                                          $(6,118,543)       $  (497,973)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                               117,234            183,012
     Development costs paid by parent                                                 1,502,953                 --
     Cumulative effect adjustment                                                     4,269,488                 --
     Changes in:
        Accrued investment income                                                        (2,744)            (6,985)
        Receivable from affiliates                                                      (15,517)            25,941
        Deferred income taxes                                                          (256,314)           (38,199)
        Accrued expenses                                                                (23,886)           (50,488)
        Amounts payable to affiliates                                                        --            (41,226)
                                                                                    -----------        -----------
Net cash used in operating activities                                                  (527,329)          (425,918)

Investing activities
  Purchase of fixed maturity securities                                              (3,947,436)                --
  Proceeds from sales, maturities and repayments of fixed maturity securities            75,212                 --
  Net sales of short-term investments                                                 3,240,532            357,960
                                                                                    -----------        -----------
Net cash provided by (used in) investing activities                                    (631,692)           357,960

Financing activities
  Capital contribution from parent                                                           --            600,000
                                                                                    -----------        -----------
Net cash provided by financing activities                                                    --            600,000

Increase (decrease) in cash and cash equivalents                                     (1,159,021)           532,042

Cash and cash equivalents at beginning of period                                      1,531,165            228,605
                                                                                    -----------        -----------

Cash and cash equivalents at end of period                                          $   372,144        $   760,647
                                                                                    ===========        ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

The unaudited financial statements of Sage Life Assurance of America, Inc. ("the Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's prospectus filed February 26, 1999.

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

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement. Subsequently, the Federal Accounting Standards Board has issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities*Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000.

3.       COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the six months ended June 30, 1999 and 1998 were as follows:

                                                                  1999               1998
                                                               -----------        -----------
Net loss                                                       $(6,118,543)       $  (497,973)
    Other comprehensive income:
        Change in unrealized investment gains and losses          (514,640)             1,829
                                                               -----------        -----------

     Comprehensive income                                      $(6,633,183)       $  (496,144)
                                                               ===========        ===========

The components of accumulated other comprehensive income, net of tax, as of June 30, 1999 and December 31, 1998 were as follows:

                                               1999             1998
                                             ---------        ---------
Unrealized investment gains and losses       $(497,550)       $  17,090
                                             ---------        ---------

Accumulated other comprehensive income       $(497,550)       $  17,090
                                             =========        =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

The Company has been in the process of developing and preparing to market variable annuity and variable life insurance products. The marketing of these products began during the first quarter of 1999. The Company also intends to enter into a coinsurance reinsurance arrangement with Swiss Re Life & Health America ("Swiss Re"), pursuant to which Swiss Re will reinsure a significant portion of the liabilities under the variable insurance contracts.

Sage Insurance Group, Inc. ("Sage Insurance Group") entered into an agreement with Swiss Re on December 1, 1998, whereby Swiss Re will enter into reinsurance arrangements with us. In addition, Swiss Re invested $12.5 million in non-voting non-redeemable cumulative preferred stock in a newly formed company, Sage Life Holdings, that became the immediate parent of the Company and a wholly-owned subsidiary of Sage Insurance Group. It is anticipated that, during the third quarter of 1999, Swiss Re will exchange part of its preferred stock for a voting interest of not more than 9.9% in Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. The arrangements contemplated by the agreement may be subject to regulatory approval.

Results of Operations

For the six months ended June 30, 1999 and 1998, the Company reported net losses of $6,118,543 and $497,973, respectively.

During the first six months of 1999, investment income was $646,840 as compared to $685,360 for the corresponding period during 1998. Administrative service fees earned from invested assets have produced income of $15,517 during 1999. Annuity charges and fee income for the six month period were $134.

Insurance expenses and taxes for the six months ended June 30, 1999 were $891,359 as compared to $1,000,321 for the corresponding period during 1998. In accordance with SOP 98-5, development costs of $1,502,953 were expensed during 1999. Prior to this quarter all development costs were capitalized and amortized quarterly. In addition, the adoption of SOP 98-5 resulted in a cumulative effect adjustment in the amount of $4,269,488 being deducted from earnings. This amount was the amount of unamortized development costs as of January 1, 1999.

Liquidity

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and to fund the daily operations of the Company. The Company's cash needs have been met through interest income and capital contributions from Sage Insurance Group.

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




Part II.  Other Information

Items 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit

         #27  Financial Data Schedule - page 10


(b)      Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended June 30, 1999


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sage Life Assurance of America, Inc.

                                      /s/ Mitchell R. Katcher
                                      Mitchell R. Katcher
                                      Senior Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


                                      /s/ James F. Renz
                                      James F. Renz
                                      Vice President - Accounting and Finance
                                      (Chief Accounting Officer)

Date:  August 13, 1999