Form 10-Q
period 1999-09-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 1999-11-15
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                300 ATLANTIC STREET, STAMFORD, CONNECTICUT 06901
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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

Common Stock, $2,500 Par value - 1,000 shares as of November 12, 1999.


Exhibit Index - Page 9

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                             TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
Item 1.  Financial Statements

     Balance Sheets as of September 30, 1999 and December 31, 1998                                          3

     Statements of Operations for the Three and Nine Month Periods Ended
         September 30, 1999 and 1998                                                                        4

     Statements of Cash Flows for the Nine Month Periods Ended September 30, 1999 and                       5
         1998

     Notes to Financial Statements                                                                         6-7

Item 2.  Management's Discussion and Analysis of Results                                                   7-9

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

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                 BALANCE SHEETS



                                                                  SEPTEMBER 30,
                                                                      1999            DECEMBER 31,
                                                                   (UNAUDITED)            1998
                                                                   -----------        ------------
ASSETS
Investments:
  Fixed maturities - at fair value (amortized cost: 1999 -        $ 16,474,435        $ 12,992,917
      $17,331,872; 1998 - $12,967,022)
  Short-term investments                                             7,469,367          10,975,402
                                                                  ------------        ------------
Total investments                                                   23,943,802          23,968,319

Cash and cash equivalents                                               78,707           1,531,165
Accrued investment income                                              360,185             203,425
Receivable from affiliates                                              28,221                  --
Goodwill                                                             6,389,283           6,565,134
Deferred income taxes                                                  287,119                  --

Development costs                                                           --           4,269,488
Other assets                                                            16,463               5,000
Separate account assets                                                 70,433                  --
                                                                  ------------        ------------


Total assets                                                      $ 31,174,213        $ 36,542,531
                                                                  ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accrued expenses                                                $     47,167        $     61,670
  Payable to affiliates                                                 47,246                  --
  Deferred income taxes                                                     --               8,804
  Separate account liabilities                                          70,433                  --
                                                                  ------------        ------------

Total liabilities                                                      164,846              70,474

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                        2,500,000           2,500,000
  Additional paid-in capital                                        37,242,481          34,875,727
  Retained deficit                                                  (8,175,765)           (920,760)
  Accumulated other comprehensive income                              (557,349)             17,090
                                                                  ------------        ------------
Total stockholder's equity                                          31,009,367          36,472,057
                                                                  ------------        ------------

Total liabilities and stockholder's equity                        $ 31,174,213        $ 36,542,531
                                                                  ============        ============


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                ENDED             ENDED             ENDED              ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                1999              1998              1999               1998
                                           --------------------------------------------------------------------
Revenues:
Annuity charges and fees                    $        89        $        --       $       223        $        --

Administrative service fees                      12,704                 --            28,221                 --
Net investment income                           315,040            348,784           961,880          1,034,144
                                            -----------        -----------       -----------        -----------

     Total Revenues                             327,833            348,784           990,324          1,034,144
                                            -----------        -----------       -----------        -----------

Benefits and Expenses:
   Insurance expenses and taxes                 541,877             28,953         1,433,236          1,029,274
   Development expenses                         863,800                 --         2,366,753                 --
   Amortization of goodwill and
      development costs                          58,617            111,490           175,851            294,502
                                            -----------        -----------       -----------        -----------

       Total Benefits and Expenses            1,464,294            140,443         3,975,840          1,323,776
                                            -----------        -----------       -----------        -----------


(Loss) income  from operations before
      income taxes                           (1,136,461)           208,341        (2,985,516)          (289,632)
                                            -----------        -----------       -----------        -----------


     Income tax expense                              --                 --                --                 --

Net (loss) income before cumulative
      effect adjustment                      (1,136,461)           208,341        (2,985,516)          (289,632)
                                             -----------        -----------       -----------        -----------

Cumulative effect adjustment of
     change in accounting for
     development costs                               --                 --        (4,269,488)                --
                                            -----------        -----------       -----------        -----------



Net (loss) income                           $(1,136,461)       $   208,341       $(7,255,004)       $  (289,632)
                                            ===========        ===========       ===========        ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    NINE MONTHS        NINE MONTHS
                                                                                       ENDED              ENDED
                                                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                                                        1999               1998
                                                                                    --------------------------------
Operating activities
  Net loss                                                                          $(7,255,004)       $  (307,937)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                               175,851            294,502
     Development costs paid by parent                                                 2,366,753                 --
     Cumulative effect adjustment                                                     4,269,488                 --
     Changes in:
        Accrued investment income                                                      (156,759)          (101,017)
        Receivable from affiliates                                                      (28,221)            37,374
        Deferred income taxes                                                          (295,923)            14,654
        Accrued expenses                                                                (25,966)          (183,286)
        Amounts payable to affiliates                                                    47,246           (151,356)
                                                                                    -----------        -----------
Net cash used in operating activities                                                  (902,535)          (397,066)

Investing activities
  Purchase of fixed maturity securities                                              (4,444,810)                --
  Proceeds from sales, maturities and repayments of fixed maturity securities            48,317                 --
  Net sales of short-term investments                                                 3,846,570           (293,193)
                                                                                    -----------        -----------
Net cash used in investing activities                                                  (549,923)          (293,193)

Financing activities
  Capital contribution from parent
                                                                                             --            600,000
                                                                                    -----------        -----------
Net cash provided by financing activities                                                    --            600,000

Decrease in cash and cash equivalents                                                (1,452,458)           (90,259)

Cash and cash equivalents at beginning of period                                      1,531,165            228,605
                                                                                    -----------        -----------

Cash and cash equivalents at end of period                                          $    78,707        $   138,346
                                                                                    ===========        ===========


See accompanying notes to financial statements.

\                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

The unaudited financial statements of Sage Life Assurance of America, Inc. ("the Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's prospectus filed February 26, 1999.

2.        NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting the Costs of Start-up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its costs incurred in the development of its products and systems. The Company adopted the provisions of SOP 98-5 in its financial statements for the year beginning January 1, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $4,269,488, to expense costs that had previously been capitalized prior to 1999.

In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

3.       COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the nine months ended September 30, 1999 and 1998 were as follows:

                                                                   1999               1998
                                                                   ----               ----
Net loss                                                       $(7,255,004)       $  (289,632)
    Other comprehensive income:
        Change in unrealized investment gains and losses          (574,439)            30,650
                                                               -----------        -----------
     Comprehensive income                                      $(7,829,443)       $  (258,982)
                                                               ===========        ===========


The components of accumulated other comprehensive income, net of tax, as of September 30, 1999 and December 31, 1998 were as follows:

                                                1999             1998
                                                ----             ----
Unrealized investment gains and losses       $(557,349)       $  17,090
                                             ---------        ---------

Accumulated other comprehensive income       $(557,349)       $  17,090
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

Sage Insurance Group, Inc. ("Sage Insurance Group") entered into an agreement with Swiss Re on December 31, 1998, whereby Swiss Re will enter into reinsurance arrangements with the Company. In addition, Swiss Re invested $12.5 million in non-voting non-redeemable cumulative preferred stock in a newly formed company, Sage Life Holdings, that became the immediate parent of the Company and a wholly-owned subsidiary of Sage Insurance Group. It is anticipated that, during the fourth quarter of 1999, Swiss Re will exchange part of its preferred stock for a voting interest of not more than 9.9% in Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. The arrangements contemplated by the agreement may be subject to regulatory approval.

Results of Operations

For the nine months ended September 30, 1999 and 1998, the Company reported net losses of $7,255,004 and $289,632, respectively.

During the first nine months of 1999, investment income was $961,880 as compared to $1,034,144 for the corresponding period during 1998. Administrative service fee income was $28,221 for the nine months ended September 30, 1999. Annuity charges and fee income for the nine month period were $223.

Insurance expenses and taxes for the nine months ended September 30, 1999 were $1,433,236 as compared to $1,029,274 for the corresponding period during 1998. In accordance with SOP 98-5, development costs of $2,366,753 were expensed during 1999. Prior to this year all development costs were capitalized and amortized quarterly. In addition, the adoption of SOP 98-5 resulted in a cumulative effect adjustment in the amount of $4,269,488, the unamortized development costs at January 1, 1999, being deducted from earnings.

For the three months ended September 30, 1999 and 1998, the Company reported a net loss of $1,136,461 and net income of $208,341, respectively.

During the three months ended September 1999, investment income was $315,040 as compared to $348,784 for the corresponding period during 1998. Administrative service fee income was $12,704 for the three months ended September 30, 1999. Annuity charges and fee income for the three month period were $89.

Insurance expenses and taxes for the three months ended September 30, 1999 were $541,877 as compared to $28,953 for the corresponding period during 1998. Development expenses for the three months ended September 1999 were $863,800.

Liquidity

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and to fund the daily operations of the Company. The Company's cash needs have been met through interest income and capital contributions from Sage Insurance Group.

During 1999, the Company expects its cash needs will continue to increase as its underwriting and marketing activities begin. The Company anticipates that it will be unable to meet all of its liquidity requirements in 1999 without capital contributions from Sage Insurance Group. However, Swiss Re has made an equity investment that provides an additional source of funds to the Company for new business expenses. In addition, although not required to do so, the Company believes that Sage Insurance Group will continue to provide capital to the Company for its non-recurring costs associated with new products and business development during 1999. The Company's future marketing efforts could be hampered in the unlikely event that Swiss Re, Sage Insurance Group and/or their affiliates are unwilling to commit additional funding.

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

Although the Company has received assurances from all of its third party administrators, a complete assessment was completed addressing all Year 2000 issues associated with the processing of the Company's applications. This assessment involved the testing of the data being processed by third party administrators and electronically interfaced into the Company's accounting system. As to outside organizations from which the Company will not be relying on electronic interface, the Company relied on responses to questionnaires supplied to these service providers as to their status on Year 2000 compliance. Based upon the responses received from these third party administrators, the Company has developed a plan to assure Year 2000 compliance by all third party administrators. The Company has currently completed all of its testing. Costs associated with Year 2000 compliance were not of a material amount.

The failure of any of the Company's third party administrators to achieve complete compliance could have a material adverse effect on the Company's ability to conduct its business, including delays in calculating unit values, redeeming shares, delivering account statements and providing other information, communication and servicing to contract owners. The Company believes that it has taken the necessary provisions, both through selection and testing, to assure that it will not experience any material adverse effects on the Company's ability to conduct its business. The Company does however realize the importance of this issue and has developed a detailed contingency plan for operations in the unlikely event one or more of its third party administrators is unable to fulfill its obligations.


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

Part II.  Other Information

Items 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit

         #27  Financial Data Schedule - page 10

(b)      Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended September 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sage Life Assurance of America, Inc.

                                    /s/ Mitchell R. Katcher
                                    -----------------------
                                        Mitchell R. Katcher
                                        Senior Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                   /s/ James F. Renz
                                   -----------------
                                       James F. Renz
                                       Vice President - Accounting and Finance
                                       (Chief Accounting Officer)

Date:  November 12, 1999