Form 10-K
period 1999-12-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2000-03-30
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 1999

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

As of March 29, 2000 there were 1,000 shares of outstanding common stock, par value $25 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This Report may include forward-looking statements, as do other publicly available Company documents, including reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission and other written or oral statements made by or on behalf of the Company, its officers and employees. When made, such forward-looking statements reflect the then-current views of the Company or its management with respect to future events and financial performance. There are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions, (ii) governmental and regulatory policies, as well as the judicial environment, and (iii) increasing competition in the market segments in which the Company operates. The words "believe", "expect", "anticipate", "project", and similar expressions identify forward-looking statements, which speak only as of their dates. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                                                  Page
Part 1

Item 1.    Business                                                                                 4

Item 2.    Properties                                                                               5

Item 3.    Legal Proceedings                                                                        5

Item 4.    Submission of Matters to a Vote of Security Holders                                      5

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                    6

Item 6.    Selected Financial Data                                                                  6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of               7
                Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                              10

Item 8.    Financial Statements                                                                    10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                         10

Part III

Item 10.   Directors and Executive Officers of the Registrant                                      11

Item 11.   Executive Compensation                                                                  12

Item 12.   Security Ownership of Certain Beneficial Owners and Management                          12

Item 13.   Certain Relationships and Related Transactions                                          12

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        13


PART I


ITEM 1.  BUSINESS

         Sage Life Assurance of America, Inc. ("Sage Life" or "the Company") is a stock life insurance company domiciled in Delaware with its principal offices in Stamford, Connecticut. Sage Life has licenses in 49 states and the District of Columbia. Although the Company is not licensed in New York, it's wholly-owned subsidiary, Sage Life Assurance Company of New York ("Sage New York") is in the process of being licensed to conduct business in New York.

         The Company is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). Sage Insurance Group, Inc. ("SIGI"), currently owns all of the common stock of Sage Life Holdings. Life Re Corporation ("Life Re"), a wholly-owned subsidiary of Swiss Re Life and Health America, Inc. ("Swiss Re"), has invested $12.5 million in non-voting non-redeemable cumulative preferred stock of Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups.

         SIGI is a wholly-owned indirect subsidiary of Sage Group Limited ("Sage Group"), a South African corporation quoted on the Johannesburg Stock Exchange. Sage Group is a holding company with a thirty-year history of extensive operating experience in mutual funds, life assurance and investment management. Sage Group has directly and indirectly engaged in insurance marketing activities in the United States since 1977 through its financial interests in Independent Financial Marketing Group Inc., a financial planning and bank insurance marketing company. Sage Group sold its interest in Independent Financial Marketing Group in March 1996 to the Liberty Financial Companies of Boston.

         Effective December 31, 1996, SIGI purchased all of the outstanding stock of Fidelity Standard Life Insurance Company ("Fidelity Standard"), a Delaware domiciled life insurance company licensed to sell fixed and variable annuity contracts, from Security First Life Insurance Company ("SFLIC"). Following the purchase, Fidelity Standard was renamed Sage Life Assurance of America, Inc. Prior to the purchase and effective October 31, 1996, Fidelity Standard entered into a modified coinsurance arrangement to cede all of its separate account liabilities to its then parent, SFLIC. Assets equal to the total reserves and related liabilities were transferred to SFLIC. The remaining general account liabilities were ceded under a 100% coinsurance arrangement with SFLIC. In connection with the purchase of Fidelity Standard, the Company entered into a service agreement with SFLIC to provide all necessary administrative services for all ceded business. Effective September 31, 1998, all of the in-force business of the Company was novated to SFLIC.

         The ongoing business strategy of the Company is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products. The obligations under these contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. The assets of these separate accounts that equal the reserves and other liabilities supporting the contracts to which they relate, are "walled off" from other obligations or creditors of the Company. Since its inception in 1997, the Company has been designing its products, administrative systems and procedures in anticipation of its entry into the marketplace.

         The Company will initially market its products through financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities and life insurance. The Company eventually intends to expand its distribution channels to include regional broker-dealers, wirehouses and independent financial planners.

         During the fourth quarter of 1999, the Company began presenting its products and services to banks in an effort to expand its distribution channel. The Company has entered into selling agreements with several banks. During the first quarter of 2000, the Company will begin aggressively marketing its products through banks and other financial institutions for which it has entered into agreements.

         The Company also intends to enter into a coinsurance reinsurance arrangement with Swiss Re, pursuant to which Swiss Re will reinsure a significant portion of the liabilities under the variable insurance contracts.

         The Company is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies as well as other entities marketing insurance products comparable to its products. There are approximately 1,600 stock, mutual and other types of insurers in the life insurance business in the United States, a substantial number of which are significantly larger than the Company. The Company is unique in that it is one of the few life insurers confining its activities to the marketing of separate account variable insurance products.

         As of December 31, 1999, the Company had 27 full-time salaried employees.


ITEM 2.  PROPERTIES

         The Company maintains its corporate offices in space leased by SIGI. The Company currently leases approximately 10,000 square feet. Effective January 3, 2000, SIGI has entered into a lease for additional space of approximately 7,500 square feet for use by the Company.


ITEM 3.  LEGAL PROCEEDINGS

         Sage Life and its subsidiaries, as of the date of this filing, are not involved in any lawsuits. However, Sage Life's direct and indirect parent companies, like other companies, are involved in lawsuits. In some lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation cannot be predicted with certainty, Sage Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Variable Account, the Fixed Account, the General Account, or Sage Life.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         All of the Company's outstanding shares are owned by Sage Life Holdings, a subsidiary of SIGI. The Company did not pay any dividends to its parent in 1999 and 1998.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes information with respect to the operations of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As the Company is effectively a new company since January 1997, results prior to that time are not applicable to the Company and its operations. For this reason, only three years of data is shown.


                                                                      1999                    1998                  1997
                                                              ----------------------   --------------------   ------------------
        INCOME STATEMENT DATA:
        Revenues:
        Net investment income                                           $ 1,290,196            $ 1,243,522            $ 989,494
        Administrative service fees                                          37,671                      -                    -
        Annuity charges and fees                                                861                      -                    -
                                                              ----------------------   --------------------   ------------------
        Total revenues                                                    1,328,728              1,243,522              989,494

        Benefits and Expenses:
        Salaries and benefits expenses                                      972,048                741,979              497,426
        Development expenses                                              3,827,887                      -                    -
        Insurance expenses and taxes                                        721,247                521,699              518,448
        Amortization expenses                                               234,468                548,818              325,406
                                                              ----------------------   --------------------   ------------------
        Total benefits and expenses                                       5,755,654              1,812,496            1,341,280
                                                              ----------------------   --------------------   ------------------

        Loss before cumulative effect adjustment                        (4,426,926)              (568,974)            (351,786)

        Cumulative effect adjustment                                    (4,269,488)                      -                    -
                                                              ----------------------   --------------------   ------------------

        Net loss                                                      $ (8,696,414)             $(568,974)           $(351,786)
                                                               ======================   ====================   ==================

        BALANCE SHEET DATA:
        Total Assets                                                   $ 31,736,580           $ 36,542,531         $ 36,688,739

        Total Liabilities                                                $  233,435              $  70,474          $ 3,486,311

        Stockholder's Equity                                           $ 31,503,145           $ 36,472,057         $ 33,202,428

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Net loss for 1999 was $8.7 million, compared to losses of $.6 million in 1998 and $.4 million in 1997. The large increase in losses for 1999 is due to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 required the Company to charge to expense all start-up costs incurred, as well as write-off any unamortized capitalized development costs on January 1, 1999. The development costs incurred during 1999 of $3.8 million and the write-off of unamortized capitalized development costs of $4.3 million produced an additional $8.1 million of losses over the prior year results.

         As the Company continued in the development phase during the year, revenues continue to be derived primarily from investment income earned on Company investments. Net investment income earned during 1999 was $1.3 million, compared to $1.2 million and $1.0 million in 1998 and 1997, respectively. The Company's investments consist entirely of U.S. Government securities and highly rated corporate bonds. Investment yields of 5.4%, 5.1% and 4.9% were earned in 1999, 1998 and 1997, respectively. The Company's other sources of income are administrative service fees and policy charges and fees. Administrative service fees are asset-based charges that the Company receives on contract owner funds invested with various investment fund managers. Policy charges and fees are asset-based fees charged to each contract owner. As the Company broadens its distribution of products during 2000, these policy charges and fees are anticipated to become a major source of revenue. The policy charges and fees earned during 1999 were minimal as there were a very limited number of contracts issued during the year.

         With the adoption of SOP 98-5, the Company's primary expenses during 1999 were those non-recurring expenses incurred in the development of products and systems. Expenses incurred for development costs in 1999 were $3.8 million. Prior to 1999, these expenses were capitalized and amortized over fifteen years. As these expenses are no longer amortized, amortization expenses decreased to $.2 million in 1999 from $.5 million in 1998. The amortization expenses for 1999 relate entirely to the goodwill associated with the purchase of the Company. Salaries and benefits expenses for 1999 were $1.0 million, compared to $.7 million and $.5 million in 1998 and 1997, respectively. Insurance expenses and taxes were $.2 million, $.5 million and $.3 million in 1999, 1998 1997, respectively. These overhead expenses include rent, professional fees, office expenses and statutory filing fees.

         The Company has no federal income tax expenses for the three year period ended December 31, 1999. The Company has a net operating loss carryforward of approximately $10.3 million at the end of 1999.

         Liquidity and Capital Resources

         Since the beginning of 1997, the Company has needed money primarily to develop our insurance products and related infrastructure, and to fund our daily operations. The Company has met our cash needs through interest income and capital contributions from SIGI.

         During 2000, the Company expects its cash needs will continue to increase as its underwriting and marketing activities begin. As discussed below, the Company intends to enter into a reinsurance arrangement with Swiss Re that will provide an additional source of cash. The Company still anticipates that we will be unable to meet all of its liquidity requirements in 2000 without capital contributions from SIGI. However, Swiss Re has made an equity investment in Sage Life Holdings that will provide an additional source of funds for new business expenses. In addition, although not required to do so, the Company believes that SIGI will continue to provide capital for the non-recurring costs associated with new products and business development during 2000. The Company's future marketing efforts could be hampered in the unlikely event that Swiss Re, SIGI and/or their affiliates are unwilling to commit additional funding.

         Segment Information

         The Company plans to conduct our business as a single segment, and anticipate that this segment will eventually include all of the following products: 1) Combination fixed and variable deferred annuities; 2) Combination fixed and variable immediate annuities; and
         3) Combination fixed and variable life insurance products.

         Reinsurance

         The Company intends to enter into a coinsurance reinsurance arrangement with Swiss Re, pursuant to which Swiss Re will reinsure a significant portion of the liabilities under the variable insurance contracts. This arrangement provides the Company with additional capacity for growth of the variable insurance business.

         In addition, the Company has entered into a reinsurance arrangement that reinsures certain mortality risks associated with the guaranteed minimum death benefit and accidental death benefit features of the Contracts. The Company intends to use only highly rated reinsurance companies to reinsure these risks.

         Reinsurance does not relieve the Company from its obligations to contract owners. The Company remains primarily liable to the contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

         Reserves

         The insurance laws and regulations under which we operate obligate us to carry on our books, as liabilities, actuarially determined reserves to meet our obligations on outstanding contracts. We base our reserves involving life contingencies on mortality tables in general use in the United States. Where applicable, we compute our reserves to equal amounts which, together with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet our contract obligations at their maturities or in the event of the owner's death. In the financial statements included in this Prospectus, all reserves have been determined in accordance with generally accepted accounting principles. At December 31, 1999 the Company held $93 thousand of reserves in its Separate Account. As previously noted, all of Fidelity Standard's existing annuity business has been irrevocably transferred to SFLIC, resulting in no remaining contract obligations at December 31, 1998.

         Investments

         The Company's cash and invested assets of $24.1 million, $25.5 million and $25.3 million at December 31, 1999, 1998 and 1997, respectively, was invested entirely in investment grade securities and money market funds. It is the stated policy of the Company to refrain from investing in securities having speculative characteristics. The Company's entire portfolio is classified as available-for sale, and is reported at fair value, with resulting unrealized gains or losses included as a separate component of stockholder's equity.

         Dividend Restrictions

         The Company is subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, the Company must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards policyholders as of the prior year-end and statutory net income less realized capital gains for such prior year. Dividends may be paid by the Company only out of earned surplus. In addition, the Company must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. At December 31, 1999, the Company could not pay a dividend to SLHA without prior approval from state regulatory authorities as the Company currently does not have earned surplus.

         Transactions with Affiliates

         In 1997, the Company entered into a Cost Sharing Agreement with Sage Insurance Group, Inc. (SIGI), the parent of SLHA, to share the personnel costs, office rent and equipment costs. These costs are allocated between the companies based upon the estimated time worked, square footage of space utilized and upon monitored usage of the equipment, respectively. Pursuant to this agreement, the Company has received $.9 million and $.2 million from SIGI for the years ended December 31, 1999 and 1998, respectively. The Company paid SIGI $.1 million for the period ended December 31, 1997. At December 31, 1999 the amount due from SIGI relating to this agreement was $.6 million. There was no amount due at December 31, 1998. In addition, SIGI provides funds to the Company to meet various operating expenses. As these amounts are paid back to SIGI at the end of each quarter, no amounts remained payable at December 31, 1999 and 1998.

         All non-recurring development costs of the Company are paid by SIGI or its parent, Sage Group Limited, and treated as capital contributions. The amount of development costs paid for by affiliated companies at December 31, 1999 , 1998 and 1997 were $7.1 million, $3.3 million and $1.5 million, respectively.

         State Regulation

         The Company is subject to the laws of the State of Delaware governing insurance companies and to the regulations of the Delaware Department of Insurance (the "Insurance Department"). The Company files a detailed financial statement in the prescribed form (the "Statement") with the Insurance Department each year covering the operations for the preceding year and our financial condition as of the end of that year. Regulation by the Insurance Department means that the Insurance Department may examine the books and records of the Company to determine, among other things, whether contract liabilities and reserves are stated correctly. The Insurance Department, under the auspices of the National Association of Insurance Commissioners ("NAIC"), will periodically conduct a full examination of the Company's operations.

         In addition, the Company is are subject to regulation under the insurance laws of all jurisdictions in which it operates. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, licensing agents, approving contract forms, establishing reserve requirements, fixing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amounts of investments permitted. The Company must file the Statement with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by these agencies at regular intervals.

         The NAIC has adopted several regulatory initiatives designed to improve the surveillance and financial analysis regarding the solvency of insurance companies in general. These initiatives include the development and implementation of a risk-based capital formula for determining adequate levels of capital and surplus. Insurance companies are required to calculate their risk-based capital in accordance with this formula and to include the results in their Statements. The Company anticipates that these standards will have no significant effect upon its operations.

         Further, many states regulate affiliated groups of insurers like Sage Life and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of the transfers and payments in relation to the financial positions of the companies involved.

         Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for contract owner losses incurred when other insurance companies have become insolvent. Most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

         Although the federal government ordinarily does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. The Company's insurance products are subject to various federal securities laws and regulations. In addition, current and proposed federal measures that may significantly affect the insurance business include: 1) regulation of insurance; 2) Company solvency; 3) employee benefit regulation; 4) tax law changes affecting the taxation of insurance companies; and 5) tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, the Company held in its general account $22.2 million of fixed maturity investments that are sensitive to changes in interest rates. These securities are held in support of the Company's target solvency surplus. The Company has a conservative investment philosophy, with all investments being investment grade securities, government agency or U.S. government securities. The Company performs estimates of the market value of its portfolio based on increases or decreases in interest rates. The Company has determined that a 100 basis point increase in interest rates would cause our portfolio to decrease in market value to $21.6 million. A 200 basis point increase would cause the market value to decrease to $21.0 million. Conversely, a decrease in interest rates of 100 basis points would increase the market value of the portfolio to $22.9 million, while a 200 basis point increase would result in a market value of $23.6 million.

         The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products to be sold. Various fees and charges earned by the Company are substantially derived as a percentage of the market value of the assets under management. In a market decline, this income would be reduced. This could be further compounded by customer withdrawals, net of any applicable surrender charges, partially offset by transfers to the fixed investment option. It also is not clear what the impact of a prolonged downturn in the equity markets would have on ongoing sales. Customer's perceptions of a downturn in equity markets coupled with rising interest rates could move them into financial products other than variable insurance products. The Company's products could potentially remain attractive to consumers in relation to other long-term savings vehicles even after such a decline.


ITEM 8.  FINANCIAL STATEMENTS

         The Company's audited financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 12.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company:


                                  Position with Sage, Year of
           Name, Age                       Election                     Other Principal Positions for Past Five Years
----------------------           ----------------------------   ---------------------------------------------------------------
Ronald S. Scowby, 60             Director, 1/97 to present,     Chairman and Trustee, Sage Life Investment Trust, 7/98 to
                                 Chairman, 2/98 to present      present; Director, Sage Life Assurance Company of New York,
                                                                5/98 to present; Deputy Chairman 2/98 to present, President, 1/97 to 2/98, Director 1/97 to present, Sage Insurance Group, Inc.;
                                                                Director, Sage Advisors, Inc., 1/98 to present; President, Chief
                                                                Executive Officer, Sage Life Assurance of America Inc., 1/97-2/98;
                                                                Director, Sage Distributors, Inc., 1/98 to present; Director,
                                                                President, Chief Executive Officer, Sage Management Services (USA),
                                                                Inc., 6/96 to present; Owner, Sheldon Scowby Resources 7/95-6/96;
                                                                Executive Vice President, Mutual of America Life Insurance Group,
                                                                6/91-7/95; President, Mutual of America Financial Services,
                                                                6/91-7/95

Robin I. Marsden, 34             Director, 1/97 to present,     President and Trustee, Sage Life Investment Trust, 7/98 to
                                 President and Chief            present; Director, Sage Life Assurance Company of New York,
                                 Executive Officer, 2/98 to     5/98 to present; Director, President, Sage Advisors, Inc.,
                                 present                        1/98 to present; Director, Sage Distributors, Inc., 1/98 to present; Director, 1/97 to present, President and Chief
                                                                Executive Officer, 2/98 to present, Sage Insurance Group,
                                                                Inc.; Chief Investment Officer, Sage Life Holdings, Ltd.,
                                                                11/94-1/98

H. Louis Shill, 68               Director, 1/97 to present      Director, Sage Life Assurance Company of New York, 5/98 to
                                                                present; Chairman, Sage Life Assurance of America, Inc.
                                                                1/97-2/98; Chairman, Sage Insurance Group, Inc., 1/97 to
                                                                present; Founder, Chairman, Sage Group Limited, 1965 to
                                                                present

Paul C. Meyer, 46                Director, 1/97 to present      Director, Sage Life Assurance Company of New York, 5/98 to
                                                                present; Partner, Rogers & Wells, 1986 to present

Richard D. Starr, 54             Director, 1/97 to present      Director, Sage Life Assurance Company of New York, 5/98 to
                                                                present; President, First Interstate Securities, 1/95-12/95;
                                                                Chairman & Chief Executive Officer, Financial Institutions
                                                                Group, Inc., 10/78 to present

Mitchell R. Katcher, 46          Director, 12/97 to present,    Vice President, Sage Life Investment Trust, 7/98 to present;
                                 Senior Executive Vice          Director, Sage Life Assurance Company of New York, 5/98 to
                                 President, Chief Financial     present; Director, Treasurer, Sage Advisors, Inc., 1/98 to
                                 Officer, Chief                 present; Director, Sage



                                 Actuary 5/97 to present        Distributors, Inc., 1/98 to present;
                                                                Treasurer, 7/97 to present, Senior Executive Vice President,
                                                                12/97 to present, Sage Insurance Group, Inc.; Executive Vice
                                                                President, Golden American Life Insurance Company, 1/92-2/97

Lincoln B. Yersin, 36            Senior Vice President -        President, AmSouth Investment Services, Inc., 6/93 - 5/99;
                                 Marketing, 5/99 to present     Senior Vice President, AmSouth Bancorporation, 6/93 - 5/99



ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Chief Executive Officer and the other Executive Officers of the Company:


                                                                                    Other Annual         All Other
Name and Principal Position                  Year       Salary       Bonus         Compensation        Compensation
---------------------------------------      -----   ----------    ---------       -------------    ----------------
Robin I. Marsden                             1999     $322,500     $150,000             -                   -
 (Chief Executive Officer)                   1998      275,000      100,000             -             $20,956
                                             1997            -            -             -                   -

Ronald S. Scowby                             1999     $350,000     $100,000        $4,167            $100,000
 (Chairman)                                  1998      350,000      100,000             -              22,097
                                             1997      337,500      100,000             -                   -

Mitchell R. Katcher                          1999     $268,750     $150,000             -                   -
 (Chief Financial Officer)                   1998      250,000      125,000             -                   -
                                             1997      114,583      265,000             -             $19,037

Lincoln B. Yersin                            1999     $116,666     $165,116             -                   -
 (Senior Vice President)                     1998            -            -             -                   -
                                             1997            -            -             -                   -

The amount of other compensation paid to Mr. Scowby during 1999 relates to a deferred bonus that was earned in a prior year. Other Compensation amounts listed for 1998 and 1997 are related to payments for deferred compensation earned in prior years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

                                                                                                                         Page

Report of Independent Auditors                                                                                            F-1
Balance Sheets as of December 31, 1999 and 1998                                                                           F-2
Statements of Operations for the Years ended December 31, 1999, 1998 and 1997                                             F-3
Statements of Stockholder's Equity for the Years ended December 31, 1999, 1998 and 1997                                   F-4
Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997                                             F-5
Notes to Financial Statements                                                                                             F-6


Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999

(c)  Exhibits

The exhibits filed as part of this Report are listed on the Exhibit Index immediately preceding the exhibits.

                         Report of Independent Auditors


Board of Directors
Sage Life Assurance of America, Inc.

We have audited the accompanying balance sheets of Sage Life Assurance of America, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Life Assurance of America, Inc. as at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                               Ernst & Young LLP

Stamford, CT
February 24, 2000

                      Sage Life Assurance of America, Inc.

                                 Balance Sheets



                                                                                               DECEMBER 31
                                                                                    1999                        1998
                                                                                ------------------        ---------------------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value (amortized cost:
     1999 - $17,296,410 and 1998 - $12,967,022)                                    $16,179,750              $  12,992,917
   Short-term investments                                                            5,972,494                 10,975,402
                                                                                ------------------         --------------------
Total investments                                                                   22,152,244                 23,968,319

Cash and cash equivalents                                                            1,979,985                  1,531,165
Accrued investment income                                                              226,234                    203,425
Receivable from affiliates                                                             671,270                          -
Deferred income taxes                                                                  376,461                          -
Goodwill                                                                             6,228,146                  6,565,134
Development costs                                                                            -                  4,269,488
Other assets                                                                             9,231                      5,000
Separate account assets                                                                 93,009                          -
                                                                               -------------------       ----------------------

Total assets                                                                       $31,736,580                $36,542,531
                                                                               ===================       ======================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accrued expenses                                                             $      140,426              $      61,670
   Deferred income taxes                                                                     -                      8,804
   Separate account liabilities                                                         93,009                          -
                                                                               -------------------       ----------------------
Total liabilities                                                                      233,435                     70,474

Stockholder's equity:
   Common stock, $2,500 par value, 1,000 shares authorized, issued and
     outstanding                                                                     2,500,000                  2,500,000
   Additional paid-in capital                                                       39,351,096                 34,875,727
   Retained deficit                                                                 (9,617,174)                  (920,760)
   Accumulated other comprehensive (loss) income                                      (730,777)                    17,090
                                                                               -------------------       ----------------------
Total stockholder's equity                                                          31,503,145                 36,472,057
                                                                               -------------------       ----------------------

Total liabilities and stockholder's equity                                         $31,736,580                $36,542,531
                                                                               ===================       ======================



See accompanying notes to financial statements.

                      Sage Life Assurance of America, Inc.

                            Statements of Operations


                                                                 YEAR ENDED DECEMBER 31
                                                     1999                     1998                   1997
                                              --------------------      ------------------     -----------------

REVENUES
Investment income                                  $    1,290,196            $  1,243,522            $  989,494
Administrative service fees                                37,671                       -                     -
Policy charges and fees                                       861                       -                     -
                                              --------------------      ------------------     -----------------
     Total revenues                                     1,328,728               1,243,522               989,494

EXPENSES
Salaries and benefits expenses                            972,048                 741,979               497,426
Development expenses                                    3,827,887                       -                     -
Amortization expense                                      234,468                 548,818               325,406
General and administrative expenses                       721,247                 521,699               518,448
                                              --------------------      ------------------     -----------------
    Total expenses                                      5,755,654               1,812,496             1,341,280

Loss before cumulative effect adjustment               (4,426,926)               (568,774)             (351,786)

Cumulative effect adjustment for change in
 accounting for development costs                      (4,269,488)                      -                     -
                                              --------------------      ------------------     -----------------

Net loss                                            $  (8,696,414)             $ (568,974)           $ (351,786)
                                              ====================      ==================     =================




See accompanying notes to financial statements.

                      Sage Life Assurance of America, Inc.

                       Statements of Stockholder's Equity



                                                                                                   ACCUMULATED OTHER
                                                                                                  COMPREHENSIVE (LOSS)
                                                          ADDITIONAL PAID-IN    RETAINED DEFICIT         INCOME
                                       COMMON STOCK            CAPITAL                                                  TOTAL
                                     --------------------------------------------------------------------------------------------
Balance at January 1, 1997               $2,500,000          $15,505,508                    -                    -   $18,005,508

Net loss                                                                          $ (351,786)                          (351,786)
Change in unrealized gain on
  investments, net of taxes                                                                               $ 48,706        48,706
                                                                                                                    -------------

Comprehensive income                                                                                                   (303,080)
Additional capital contributions                              15,500,000                                              15,500,000
                                     --------------------------------------------------------------------------------------------
Balance at January 1, 1998                2,500,000           31,005,508            (351,786)               48,706    33,202,428

Net loss                                                                            (568,974)                          (568,974)
Change in unrealized gain on
 investments, net of taxes                                                                                (31,616)      (31,616)
                                                                                                                    -------------
Comprehensive income                                                                                                   (600,590)
Additional capital contributions                               3,870,219                                               3,870,219
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1998              2,500,000           34,875,727            (920,760)               17,090    36,472,057

Net loss                                                                          (8,696,414)                        (8,696,414)
Change in unrealized loss
on investments, net of taxes                                                                             (747,867)     (747,867)
                                                                                                                    -------------
Comprehensive income                                                                                                 (9,444,281)
Purchase price adjustment                                      (102,518)                                               (102,518)
Additional capital contributions                               4,577,887                                               4,577,887
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1999             $2,500,000          $39,351,096         $(9,617,174)           $(730,777)   $31,503,145
                                     ============================================================================================


See accompanying notes to financial statements.

                      Sage Life Assurance of America, Inc.

                            Statements of Cash Flows




                                                                                      YEAR ENDED DECEMBER 31
                                                                             1999                    1998                    1997
                                                                         -------------            ------------           -----------


OPERATING ACTIVITIES
   Net loss                                                             $ (8,696,414)             $ (568,974)           $ (351,786)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Amortization expense                                                   234,468                 548,818               325,406
       Cumulative effect adjustment for change in accounting for
         development costs                                                  4,269,488                       -                     -
       Changes in:
         Accrued investment income                                           (22,809)               (145,386)              (29,638)
         Receivable from affiliates                                         (671,270)               (128,425)               128,425
         Other assets                                                         (4,231)                   6,443              (11,443)
         Accrued expenses                                                      78,756               (118,772)               116,216
                                                                         -------------          --------------      ----------------
Net cash used in operating activities                                     (4,812,012)               (406,296)               177,180

INVESTING ACTIVITIES
   Purchase of fixed maturity securities                                  (4,319,964)            (10,295,783)                     -
   Proceeds from sales, maturities and repayments of fixed
     maturity securities                                                            -                 849,153                42,941
   Net sales of short-term investments                                      5,002,909              10,555,486          (15,507,897)
                                                                         -------------          --------------      ----------------
Net cash provided by investing activities                                     682,945               1,108,856          (15,465,046)

FINANCING ACTIVITIES
   Development costs paid by parent                                         3,827,887                       -                     -
   Capital contribution from the parent                                       750,000                 600,000            15,500,000
                                                                         -------------          --------------      ----------------
Net cash provided by financing activities                                   4,577,887                 600,000            15,500,000
                                                                         -------------          --------------      ----------------

Increase in cash and cash equivalents                                         448,820               1,302,560               212,134

Cash and cash equivalents at beginning of year                              1,531,165                 228,605                16,471
                                                                         -------------          --------------      ----------------

Cash and cash equivalents at end of year                                  $ 1,979,985             $ 1,531,165             $ 228,605
                                                                         =============          ==============      ================



See accompanying notes to financial statements.

                      Sage Life Assurance of America, Inc.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATION

Sage Life Assurance of America, Inc. (the "Company") is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("SLHA"), which is a wholly-owned indirect subsidiary of Sage Group Limited, a South African company.

DESCRIPTION OF BUSINESS

Sage Life Assurance of America, Inc. (the "Company"), which is domiciled in Delaware, is a wholly-owned subsidiary of Sage Life Holdings of America, Inc., which is a wholly-owned indirect subsidiary of Sage Group Limited (Sage Group), a South African company.

The Company is in the process of developing and preparing to market variable annuity and variable life insurance products. The sale of these products began on a limited basis in the first quarter of 1999. The Company has mutually agreed to enter into a coinsurance reinsurance arrangement with Swiss Re Life & Health America (Swiss Re), pursuant to which Swiss Re will reinsure a significant portion of the liabilities under the variable insurance contracts.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

INVESTMENTS

The Company has classified all of its fixed maturity investments as available-for-sale. Those investments are carried at fair value and changes in unrealized gains and losses are reported as a component of stockholder's equity, net of applicable deferred income taxes. Fair values are determined by quoted market prices.

Short-term investments are carried at cost, which approximates fair value.

Realized gains and losses on disposal of investments are determined by the specific identification method and are included in revenues.

                      Sage Life Assurance of America, Inc.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


SEPARATE ACCOUNTS

The separate account assets and liabilities reported in the accompanying balance sheet represent funds that are separately administered, principally for the benefit of certain policyholders who bear the investment risk. The separate account assets and liabilities, as reported as of December 31, 1999, are carried at fair value, based on quoted market prices. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying statements of operations.

POLICY LIABILITIES

The Company has no policy liabilities in its General Account at December 31, 1999 and 1998. All policy liabilities are in the Separate Account and are comprised of all payments received plus credited interest, less accumulated policyholder charges, assessments and withdrawals related to annuities of a nonguaranteed return nature.

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Goodwill is being amortized on a straight-line basis over thirty years. The carrying value of goodwill is regularly reviewed for indications of impairment in value, which, in the view of management, is other than temporary. Accumulated amortization at December 31, 1999 and December 31, 1998 was $703,403 and $468,935, respectively.

DEVELOPMENT COSTS

Pursuant to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", (SOP 98-5), the Company is required to charge to expense all start-up costs incurred. In addition, the Company was required to write-off any unamortized capitalized development costs on January 1, 1999. Development costs incurred for the year ended December 31, 1999 charged to expense were $3,827,887. The one time write-off of the unamortized capitalized development costs was $4,269,488.

ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                      Sage Life Assurance of America, Inc.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to prior year's financial statement amounts to conform to the 1999 presentation.

2. INVESTMENTS

Investments in fixed maturity securities as of December 31 consist of the following:


                                                                      GROSS UNREALIZED   GROSS UNREALIZED
                                                   AMORTIZED COST          GAINS              LOSSES          FAIR
                                                                                                              VALUE
                                                  ----------------------------------------------------------------------------
1999
U.S. Government Obligations                           $  9,260,132         $12,577         $  641,663       $  8,631,046
Corporate Obligations                                    8,036,278               -            487,574          7,548,704
                                                  ----------------------------------------------------------------------------
                                                       $17,296,410         $12,577         $1,129,237        $16,179,750
                                                  ============================================================================
1998
U.S. Government Obligations                          $   9,356,479         $89,549         $  54,974         $ 9,391,054
Corporate Obligations                                    3,610,543           4,282            12,962           3,601,863
                                                  ============================================================================
                                                      $ 12,967,022         $93,831         $  67,936         $12,992,917
                                                  ============================================================================


The amortized cost and fair value of fixed maturity securities by contractual maturity at December 31, 1999 are summarized below. Actual maturities will differ from contractual maturities because certain borrowers have the right to call or prepay obligations.


                                                           AMORTIZED           FAIR
                                                             COST             VALUE
                                                       -----------------------------------

Due in one year or less                                   $  2,550,942       $  2,563,519
Due after one year through five years                        5,129,073          4,896,658
Due after five years through ten years                       9,616,395          8,719,573
                                                       ===================================
Total                                                      $17,296,410        $16,179,750
                                                       ===================================

                      Sage Life Assurance of America, Inc.

2. INVESTMENTS (CONTINUED)


Investment income by major category of investment for the years ended December 31, 1999 and 1998 is summarized as follows:


                                                                              1999                1998                 1997
                                                                        ------------------------------------------------------------

Bonds                                                                       $     907,068            $ 261,781         $  255,778
Short-term investments                                                            438,951              787,873            720,556
Cash and cash equivalents                                                          22,416              239,700             49,035
                                                                        ------------------------------------------------------------
Total investment income                                                         1,368,435            1,289,354          1,025,369
Investment expenses                                                                78,239               45,832             35,875
                                                                        ===========================================================
Net investment income                                                          $1,290,196          $ 1,243,522           $989,494
                                                                        ============================================================


At December 31, 1999 and 1998, investment securities with an amortized cost of $6,602,056 and $6,678,745, respectively, and a fair value of $5,960,476 and $6,623,770, respectively, are held by trustees in various amounts in accordance with the statutory requirements of certain states in which the Company is licensed to conduct business.

3. INCOME TAXES

The Company files a separate life insurance company Federal income tax return and will continue to do so through the year 2001. Beginning in the year 2002, the Company will be included in the consolidated Federal income tax return of Sage Holdings (U.S.A.), Inc. and its subsidiaries.

The provision for income taxes varies from the amount which would be computed using the federal statutory income tax rate as follows:



                                                                              1999                1998                 1997
                                                                          ----------------------------------------------------------

Pre-tax loss                                                                 $ (8,696,414)         $(568,974)            $(351,786)
Application of the federal statutory tax rate - 34%                            (2,956,781)          (193,451)             (119,607)
Change in valuation allowance                                                   2,907,523             193,451               119,532
Other                                                                              49,258                   -                  (75)
                                                                          ----------------------------------------------------------
Total income tax provision                                                 $           -           $        -            $       -
                                                                          ==========================================================

                      Sage Life Assurance of America, Inc.

3. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                                            1999                   1998
                                                                         -----------------------------------------
Deferred tax assets:

   Net operating loss carryforwards                                      $ 3,501,308             $  1,967,528
   Unrealized loss on depreciation of investments                            376,461                        -
                                                                         -----------------------------------------
Total deferred tax assets                                                  3,877,769                1,967,528
Deferred tax liabilities:
   Unrealized gain on appreciation of investments                                  -                   (8,804)
   Amortization of goodwill and development costs                           (261,185)              (1,634,928)
   Other                                                                     (19,617)                 (19,617)
                                                                         -----------------------------------------
Total deferred tax liabilities                                              (280,802)              (1,663,349)
Valuation allowance for deferred tax assets                               (3,220,506)                (312,983)
                                                                         -----------------------------------------
Net deferred tax asset (liability)                                        $  376,461               $   (8,804)
                                                                         =========================================


Based upon the lack of historical operating results and the uncertainty of operating earnings in the future, management has determined that it is not more likely than not that the deferred tax assets will be fully recognized. Accordingly, a valuation allowance has been recorded.

The Company has a separate company net operating loss carryforward of approximately $10.3 million as of December 31, 1999, of which $4.7 million expires in the year 2019, $3.7 million which expires in 2018 and $1.9 million which expires in the year 2012.

4. RETAINED DEFICIT AND DIVIDEND RESTRICTIONS

Statutory-basis net (loss) income and surplus of the Company are as follows:


                                           1999                   1998                  1997
                                      --------------         -------------           ----------

Net (loss) income                      $  (389,023)              $  27,002          $    51,133
Surplus                                  23,473,747             23,109,097           25,017,752


The Company is subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, the Company must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards policyholders as of the prior year-end and statutory net income less realized capital gains for such prior year. Dividends may be paid by the Company only out of earned surplus. In addition, the Company must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. At December 31, 1999, the Company could not pay a dividend to SLHA without prior approval from state regulatory authorities as the Company currently does not have earned surplus.

                      Sage Life Assurance of America, Inc.

5. RELATED PARTY TRANSACTIONS

In 1997, the Company entered into a Cost Sharing Agreement with Sage Insurance Group, Inc. (SIGI), the parent of SLHA, to share the personnel costs, office rent and equipment costs. These costs are allocated between the companies based upon the estimated time worked, square footage of space utilized and upon monitored usage of the equipment, respectively. Pursuant to this agreement, the Company has received $903,757 and $151,348 from SIGI for the years ended December 31, 1999 and 1998, respectively. The Company paid SIGI $76,048 for the year ended December 31, 1997. At December 31, 1999 the amount due from SIGI relating to this agreement was $594,432. There was no amount due at December 31, 1998. In addition, SIGI provides funds to the Company to meet various operating expenses. As these amounts are paid back to SIGI at the end of each quarter, no amounts remained payable at December 31, 1999 and 1998.

All non-recurring development costs of the Company are paid by SIGI or its parent, Sage Group Limited, and treated as capital contributions. The amount of development costs paid for by affiliated companies at December 31, 1999 , 1998 and 1997 were $7,098,106 , $3,270,219 and $1,504,558, respectively.

6. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes information with respect to the operations of the Company on a quarterly basis:



(in thousands)                                                 Three Months Ended
                                     March 31         June 30                  September 30          December 31
                                   ------------      -----------------      -------------------      -----------
1999
Net investment income                 $ 317              $ 315                    $ 319                  $ 339
Total revenues                          317                330                      332                    350
Benefits and expenses                 1,083              1,413                    1,468                  1,791
Net loss                            (5,036)            (1,083)                  (1,136)                (1,441)

1998
Net investment income                 $ 315              $ 316                     $322                  $ 291
Total revenues                          315                316                      322                    291
Benefits and expenses                   607                543                      123                    540
Net (loss) income                     (291)              (227)                      198                  (249)


The large loss in the first quarter 1999 is due to the write-off of unamortized capitalized development costs pursuant to the adoption of SOP 98-5.

7. IMPACT OF YEAR 2000 (UNAUDITED)

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expenses related to this effort were not material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                     Sage Life Assurance of America, Inc.

                     /s/ Mitchell R. Katcher
                         Mitchell R. Katcher
                     Senior Executive Vice President and
                         Chief Financial Officer
                     (Principal Financial Officer)

                     /s/ James F. Renz
                         James F. Renz
                     Vice President - Accounting and Finance
                       (Chief Accounting Officer)

Date: March 30, 2000

                      EXHIBIT INDEX

   Exhibit
   Number             Description
-----------------------------------------------------
27             Financial Data Schedule