Form 10-Q
period 2000-03-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2000-05-11
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Common Stock, $2,500 Par value - 1,000 shares as of  May 11, 2000.


Exhibit Index - Page 10

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
Item 1.  Financial Statements

     Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                   3

     Statements of Operations for the Three Month Periods Ended March 31, 2000               4
               and 1999 (unaudited)

     Statements of Cash Flows for the Three Month Periods Ended March 31, 2000               5
               and 1999 (unaudited)

     Notes to Financial Statements                                                           6

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial        7-8
               Condition

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   NA

Item 2.  Changes in Securities                                                               NA

Item 3.  Defaults upon Senior Securities                                                     NA

Item 4.  Submission of Matters to Vote of Security Holders                                   NA

Item 5.  Other Information                                                                   NA

Item 6.  Exhibits and Reports on Form 8-K                                                    8

Signatures                                                                                   9

Exhibit 27 - Financial Data Schedule                                                         10

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                 BALANCE SHEETS

                                                                     MARCH 31,
                                                                       2000              DECEMBER 31,
                                                                    (UNAUDITED)             1999
                                                                   ------------         ------------
ASSETS
Investments:
  Fixed maturities - at fair value                                 $ 16,194,293           16,179,750
  Short-term investments                                              6,967,186            5,972,494
                                                                   ------------         ------------
Total investments                                                    23,161,479           22,152,244

Cash and cash equivalents                                               906,068            1,979,985
Accrued investment income                                               360,054              226,234
Receivable from affiliates                                              994,230              671,270
Goodwill                                                              6,169,529            6,228,146
Deferred income taxes                                                   360,517              376,461
Other assets                                                             10,969                9,231
Separate account assets                                                 206,645               93,009
                                                                   ------------         ------------
Total assets                                                       $ 32,169,491         $ 31,736,580
                                                                   ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accrued expenses                                                 $    464,704         $    140,426
  Amounts payable to affiliates                                         877,658                   --
  Other liabilities                                                          75                   --
  Separate account liabilities                                          206,645               93,009
                                                                   ------------         ------------
Total liabilities                                                     1,549,082              233,435

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                         2,500,000            2,500,000
  Additional paid-in capital                                         39,951,424           39,351,096
  Retained deficit                                                  (11,131,187)          (9,617,174)
  Accumulated other comprehensive income                               (699,828)            (730,777)
                                                                   ------------         ------------
Total stockholder's equity                                           30,620,409           31,503,145
                                                                   ------------         ------------

Total liabilities and stockholder's equity                         $ 32,169,491         $ 31,736,580
                                                                   ============         ============


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                THREE MONTHS          THREE MONTHS
                                                                    ENDED               ENDED
                                                               MARCH 31, 2000       MARCH 31, 1999
                                                               --------------       --------------
Revenues:
Investment income                                                $   358,058         $   336,988
Administrative service fees                                           15,000                  --
Policy charges and fees                                                  614                  45
                                                                 -----------         -----------
     Total Revenues                                                  373,672             337,033
                                                                 -----------         -----------
Benefits and Expenses:
Expenses:
   Salaries and benefits expenses                                    594,334             360,381
   Development expenses                                              600,328             534,773
   Amortization expense                                               58,617              58,617
   General and administrative expenses                               634,406             149,250
                                                                 -----------         -----------
       Total Benefits and Expenses                                 1,887,685           1,103,021
                                                                 -----------         -----------

Loss from operations before income taxes and cumulative
        effect adjustment                                         (1,514,013)           (765,988)
                                                                 -----------         -----------

     Income tax expense                                                   --                  --

Net loss before cumulative effect adjustment                      (1,514,013)           (765,988)
                                                                 -----------         -----------

     Cumulative effect adjustment of change in accounting
          for development costs                                           --           4,269,488
                                                                 -----------         -----------
Net loss                                                         $(1,514,013)        $(5,035,476)
                                                                 ===========         ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                     THREE MONTHS        THREE MONTHS
                                                                                        ENDED               ENDED
                                                                                    MARCH 31, 2000      MARCH 31, 1999
                                                                                    --------------      --------------
Operating activities
  Net loss                                                                           $(1,514,013)        $(5,035,476)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                                 58,617              58,617
     Development costs paid by parent                                                    600,328             534,773
     Cumulative effect adjustment                                                             --           4,269,488
     Changes in:
        Accrued investment income                                                       (133,820)           (102,628)
        Receivable from affiliates                                                      (322,960)           (206,866)
        Other assets                                                                      (1,663)           (117,881)
        Accrued expenses                                                                 324,277              79,302
        Amounts payable to affiliates                                                    877,658             417,381
                                                                                     -----------         -----------
Net cash used in operating activities                                                   (111,576)           (103,290)

Investing activities
  Purchase of fixed maturity securities                                                       --          (1,937,016)
  Proceeds from sales, maturities and repayments of fixed maturity securities             32,349              21,892
  Net (purchases) sales of short-term investments                                       (994,692)            633,072
                                                                                     -----------         -----------
Net cash used in investing activities                                                   (962,341)         (1,282,052)
                                                                                     -----------         -----------
Decrease in cash and cash equivalents                                                 (1,073,917)         (1,385,342)

Cash and cash equivalents at beginning of period                                       1,979,985           1,531,165
                                                                                     -----------         -----------

Cash and cash equivalents at end of period                                           $   906,068         $   145,823
                                                                                     ===========         ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The unaudited financial statements of Sage Life Assurance of America, Inc. ("the Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K filed March 30, 2000.

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

3.    COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the three months ended March 31, 2000 and 1999 were as follows:

                                                                2000                1999
                                                            -----------         -----------
Net loss                                                    $(1,514,013)        $(5,035,476)
  Other comprehensive income:
    Change in unrealized investment gains and losses             30,949             245,917
                                                            -----------         -----------

  Comprehensive income                                      $(1,483,064)        $(5,281,393)
                                                            ===========         ===========


The components of accumulated other comprehensive income, net of tax, as of March 31, 2000 and December 31, 1999 were as follows:

                                                 2000              1999
                                              ---------         ---------
Unrealized investment gains and losses        $(699,828)        $(730,777)
                                              ---------         ---------

Accumulated other comprehensive income        $(699,828)        $(730,777)
                                              =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

The Company has been in the process of developing and preparing to market variable annuity and variable life insurance products. The marketing of these products began on a limited basis during the first quarter of 1999. The Company also intends to enter into a coinsurance reinsurance arrangement with Swiss Re Life & Health America ("Swiss Re"), pursuant to which Swiss Re will reinsure a significant portion of the liabilities under the variable insurance contracts.

Sage Insurance Group, Inc. ("Sage Insurance Group") entered into an agreement with Swiss Re on December 1, 1998, whereby Swiss Re will enter into reinsurance arrangements with us. In addition, Swiss Re invested $12.5 million in non-voting non-redeemable cumulative preferred stock in a newly formed company, Sage Life Holdings, that became the immediate parent of the Company and a wholly-owned subsidiary of Sage Insurance Group. It is anticipated that, during the second quarter of 2000, Swiss Re will exchange part of its preferred stock for a voting interest of not more than 9.9% in Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. The arrangements contemplated by the agreement are subject to regulatory approval.

Results of Operations

For the three months ended March 31, 2000 and 1999, the Company reported net losses of ($1.5m) and ($5.0), respectively. The loss for 1999 included a one-time expense for a cumulative effect adjustment in the amount of $4.3 million.

For the three months ended March 31, 2000 and 1999, investment income was $358,058 and $336,988, respectively. Administrative service fees of $15,000 were earned during the first quarter on funds invested in the Sage Life Investment Trust. Annuity charges and fees were $614 and $45 at March 31, 2000 and 1999, respectively.

Salaries and benefits expenses at March 31, 2000 and 1999 were $594,334 and $336,988, respectively. The increase was attributable to full time employees increasing to 29, an increase of 15 over March 31, 1999. General and administrative expenses increased to $634,408 at March 31, 2000 from $149,250 at March 31, 1999. Development expenses related to the Company's products and systems at March 31, 2000 and 1999 were $600,328 and $534,773, respectively.

Liquidity

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and to fund the daily operations of the Company. The Company's cash needs have been met through interest income and capital contributions from Sage Insurance Group.

During 2000, the Company expects its cash needs will continue to increase as its underwriting and marketing activities begin. The Company anticipates that it will be unable to meet all of its liquidity requirements during the year without capital contributions from Sage Insurance Group. In addition, although not required to do so, the Company believes that Sage Insurance Group will continue to provide capital to the Company for its non-recurring costs associated with new products and business development during the year. The Company's future marketing efforts could be hampered in the unlikely event that Swiss Re, Sage Insurance Group and/or their affiliates are unwilling to commit additional funding.

Impact of Year 2000

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




Part II.  Other Information

Items 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit

    #27  Financial Data Schedule - page 10


(b)   Reports on Form 8-K

    There were no reports filed on Form 8-K during the quarter ended March 31, 2000

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


Date:  May 11, 2000