Form 10-Q
period 2000-06-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2000-08-08
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

Common Stock, $2,500 Par value - 1,000 shares as of August 8, 2000.


Exhibit Index - Page 10

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

                                                                                         Page
Item 1. Financial Statements

     Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                  3

     Statements of Operations for the Three and Six Month Periods Ended June 30, 2000      4
          and 1999 (unaudited)

     Statements of Cash Flows for the Six Month Periods Ended June 30, 2000                5
          and 1999 (unaudited)

     Notes to Financial Statements                                                         6

Item 2. Management's Discussion and Analysis of Results of Operations and Financial       7-8
           Condition

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                  NA

Item 2. Changes in Securities                                                              NA

Item 3. Defaults upon Senior Securities                                                    NA

Item 4. Submission of Matters to Vote of Security Holders                                  NA

Item 5. Other Information                                                                  NA

Item 6. Exhibits and Reports on Form 8-K                                                    9

Signatures                                                                                 10

Exhibit 27 - Financial Data Schedule                                                       11

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                 BALANCE SHEETS



                                                                  JUNE 30,
                                                                    2000          DECEMBER 31,
                                                                (UNAUDITED)           1999
                                                                ------------      ------------
ASSETS
Investments:
  Fixed maturities - at fair value                              $ 14,116,103      $ 16,179,750
  Short-term investments                                           9,940,685         5,972,494
                                                                ------------      ------------
Total investments                                                 24,056,788        22,152,244

Cash and cash equivalents                                            579,703         1,979,985
Accrued investment income                                            206,739           226,234
Receivable from affiliates                                           473,489           671,270
Goodwill                                                           6,110,912         6,228,146
Deferred income taxes                                                349,677           376,461
Other assets                                                           8,539             9,231
Separate account assets                                            2,002,048            93,009
                                                                ------------      ------------
Total assets                                                    $ 33,787,895      $ 31,736,580
                                                                ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accrued expenses                                              $    174,661      $    140,426
  Other liabilities                                                  580,395                --
  Separate account liabilities                                     2,002,048            93,009
                                                                ------------      ------------
Total liabilities                                                  2,757,104           233,435

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                      2,500,000         2,500,000
  Additional paid-in capital                                      41,099,519        39,351,096
  Retained deficit                                               (11,889,944)       (9,617,174)
  Accumulated other comprehensive income                            (678,784)         (730,777)
                                                                ------------      ------------
Total stockholder's equity                                        31,030,791        31,503,145

Total liabilities and stockholder's equity                      $ 33,787,895      $ 31,736,580
                                                                ============      ============


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS      THREE MONTHS       SIX MONTHS          SIX MONTHS
                                                  ENDED             ENDED             ENDED               ENDED
                                              JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000       JUNE 30, 1999
                                              -------------     -------------     --------------     --------------
Revenues:
Investment income                             $    259,420      $    322,214       $    588,179       $   646,840
Administrative service fees                         10,000            15,517             25,000            15,517
Policy charges and fees                                732                89              1,346               134
                                              ------------      ------------       ------------       -----------
     Total Revenues                                270,152           337,820            614,525           662,491
                                              ------------      ------------       ------------       -----------

Benefits and Expenses:
Expenses:
   Salaries and benefits expenses                  412,777           333,525          1,065,668           617,514
   Development expenses                            398,097           968,180            998,423         1,502,953
   Amortization expense                             58,617            58,617            117,234           117,234
   General and administrative
        expenses                                   159,973            60,565            705,970           273,845
                                              ------------      ------------       ------------       -----------
       Total Benefits and Expenses               1,029,464         1,420,887          2,887,295         2,511,546
                                              ------------      ------------       ------------       -----------

Loss from operations before income
    taxes                                         (759,312)       (1,083,067)        (2,272,770)       (1,849,055)
                                              ------------      ------------       ------------       -----------

     Income tax expense                                  -                 -                  -                 -

Net loss before cumulative effect
    adjustment                                    (759,312)       (1,083,067)        (2,272,770)       (1,849,055)
                                              ------------      ------------       ------------       -----------

     Cumulative effect adjustment of
     change in accounting for
     development costs                                   -                 -                  -        (4,269,488)
                                              ------------      ------------       ------------       -----------

Net loss                                      $   (759,312)     $ (1,083,067)      $ (2,272,770)      $(6,118,543)
                                              ============      ============       ============       ===========

See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS        SIX MONTHS
                                                                                      ENDED             ENDED
                                                                                  JUNE 30, 2000     JUNE 30, 1999
                                                                                  -------------     -------------
Operating activities
  Net loss                                                                         $(2,272,770)      $(6,118,543)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                              117,234           117,234
     Development costs paid by parent                                                  998,423         1,502,953
     Deferred income taxes                                                              26,784
     Cumulative effect adjustment                                                           --         4,269,488
     Changes in assets and liabilities:
        Accrued investment income                                                       19,495            (2,744)
        Receivable from affiliates                                                     197,781           (15,517)
        Other assets                                                                       692          (256,314)
        Other liabilities                                                              580,395
        Accrued expenses                                                                34,235           (23,886)
                                                                                   -----------       -----------
Net cash used in operating activities                                                 (297,731)         (527,329)

Investing activities
  Purchase of fixed maturity securities                                                     --        (3,947,436)
  Proceeds from sales, maturities and repayments of fixed maturity
      Securities                                                                        51,993            75,212
  Net (purchases) sales of short-term investments                                   (1,904,544)        3,240,532
                                                                                   -----------       -----------
Net cash used in investing activities                                               (1,852,551)         (631,692)
                                                                                   -----------       -----------


Financing activities
  Capital contribution from parent                                                     750,000                --
                                                                                   -----------       -----------
Net cash provided by financing activities                                              750,000                --
                                                                                   -----------       -----------


Decrease in cash and cash equivalents                                               (1,400,282)       (1,159,021)

Cash and cash equivalents at beginning of period                                     1,979,985         1,531,165
                                                                                   -----------       -----------

Cash and cash equivalents at end of period                                         $   579,703       $   372,144
                                                                                   ===========       ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited financial statements of Sage Life Assurance of America, Inc. ("the Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K filed March 30, 2000.

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

3.   COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the six months ended June 30, 2000 and 1999 were as follows:

                                                            2000             1999
                                                         -----------      -----------
Net loss                                                 $(2,272,770)     $(6,118,543)
  Other comprehensive income:
    Change in unrealized investment gains and losses          51,993         (514,640)
                                                         -----------      -----------

  Comprehensive income                                   $(2,220,770)     $(6,633,183)
                                                         ===========      ===========


The components of accumulated other comprehensive income, net of tax, as of June 30, 2000 and December 31, 1999 were as follows:

                                             2000           1999
                                           ---------      ---------
Unrealized investment gains and losses     $(678,784)     $(730,777)
                                           ---------      ---------

Accumulated other comprehensive income     $(678,784)     $(730,777)
                                           =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

Sage Insurance Group acquired the Company on December 31, 1996, and since that date, we have been reengineering our products, systems and administration in preparation for the commencement of our insurance underwriting and marketing activities. All of our current senior management are experienced in the insurance industry (either in the United States or in South Africa). We recruited most of them since January 1997. Our ongoing business strategy is to focus on the development, underwriting, and marketing of variable insurance products. Our obligations under these contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. We may not use the assets of these separate accounts that equal the reserves and other liabilities supporting the contracts to which they relate, to pay any of our other obligations or creditors. During February 1999, we began to market, on a limited basis, our new variable insurance products. Our initial marketing focus has been to distribute the contracts through banks and third-party marketing organizations working closely with banks. We anticipate that, over the long-term, our distribution channels will expand to include wirehouses, regional broker-dealers, and financial planners.

On December 1, 1998, Sage Group entered into a letter of intent with Swiss Re Life and Health America, Inc. ("Swiss Re"). Swiss Re is an indirect subsidiary of Swiss Reinsurance Company, Switzerland, one of the world's largest reinsurance groups. This agreement encompassed two transactions: (1) that Sage Life will enter into a reinsurance agreement with Swiss Re or its affiliate, Life Reassurance Corporation of America ("LRCA"); and (2) that Swiss Re or LRCA would make an investment in Sage Life Holdings, our immediate parent. The reinsurance agreement with LRCA was entered into on June 8, 2000. As to the investment in Sage Life Holdings, on December 31, 1998, LRCA did invest $12.5 million in non-voting, non-redeemable, cumulative preferred stock of Sage Life Holdings, which at that point became our immediate parent and a wholly-owned subsidiary of Sage Insurance Group. We anticipate that, during the third quarter of 2000, LRCA will exchange part of its preferred stock for a voting interest of not more that 9.9% in Sage Life Holdings with a retroactive effective date of April 1999. The arrangements contemplated by the agreement may be subject to regulatory approval.


Results of Operations

The Company has had a substantial increase in its premium volume during the first six months of 2000. Premiums received for the six months ended June 30, 2000 and 1999 were $2.2 million and $.1 million, respectively. A large percentage of the premiums were received during the last week of June as the Company continues to expand its distribution network. Sales have continued at this steady pace during the beginning of the month of July. For the six months ended June 30, 2000 and 1999, the Company reported net losses of ($2.3m) and ($6.1), respectively. The loss for 1999 included a one-time expense for a cumulative effect adjustment in the amount of $4.3 million.

For the six months ended June 30, 2000 and 1999, investment income was $588,179 and $646,840, respectively. Administrative service fees earned on funds invested in the Sage Life Investment Trust were $25,000 and $15,517 during the six months ended June 30, 2000 and 1999, respectively. Annuity charges and fees were $1,346 and $134 at June 30, 2000 and 1999, respectively.

Salaries and benefits expenses at June 30, 2000 and 1999 were $1,065,668 and $617,514, respectively. The increase was attributable to an increase in full time employees from 14 to 32 over the period. General and administrative expenses increased to $705,970 at June 30, 2000 from $273,845 at June 30, 1999. Development expenses related to the Company's products and systems at June 30, 2000 and 1999 were $998,423 and $1,502,953 , respectively.

Liquidity

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and to fund the daily operations of the Company. The Company's cash needs have been met through interest income on the invested assets of the general account as well as with capital contributions from Sage Insurance Group.

During 2000, the Company expects its cash needs will continue to increase with its expanded underwriting and marketing activities. The Company anticipates that it will be unable to meet all of its liquidity requirements during the year without capital contributions from Sage Insurance Group. In addition, although not required to do so, the Company believes that Sage Insurance Group will continue to provide capital to the Company for its non-recurring costs associated with new products and business development during the year. The Company's future marketing efforts could be hampered in the unlikely event that Swiss Re, Sage Insurance Group and/or their affiliates are unwilling to commit additional funding.


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




Part II. Other Information

Items 6. Exhibits and Reports on Form 8-K

(a)   Exhibit

      #27  Financial Data Schedule - page 10


(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended June 30, 2000

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


Date: August 8, 2000