Form 10-Q
period 2000-09-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2000-11-14
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of November 14, 2000, there were 1,000 shares of outstanding Common Stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

Part I.  Financial Information

                                                                                                                 Page
         Item 1.  Financial Statements

              Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                           3

              Statements of Operations for the Three and Nine Month Periods Ended
              September 30, 2000 and 1999 (unaudited)                                                             4

              Statements of Cash Flows for the Nine Month Periods Ended September 30,
              2000 and 1999 (unaudited)                                                                           5

              Notes to Financial Statements                                                                       6

         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                                             7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      9

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                         Not applicable

         Item 2.  Changes in Securities                                                                     Not applicable

         Item 3.  Defaults upon Senior Securities                                                           Not applicable

         Item 4.  Submission of Matters to Vote of Security Holders                                         Not applicable

         Item 5.  Other Information                                                                         Not applicable

         Item 6.  Exhibits and Reports on Form 8-K                                                                9

         Signatures                                                                                               10

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                 BALANCE SHEETS



                                                                    SEPTEMBER 30,
                                                                        2000              DECEMBER 31,
                                                                     (UNAUDITED)              1999
                                                                    -------------         ------------
ASSETS
Investments:
  Fixed maturities, available for sale - at fair value              $ 14,326,359          $ 16,179,750
  Short-term investments                                               8,949,406             5,972,494
                                                                    ------------          ------------
Total investments                                                     23,275,765            22,152,244

Cash and cash equivalents                                                755,685             1,979,985
Accrued investment income                                                288,493               226,234
Receivable from affiliates                                             1,003,420               671,270
Goodwill                                                               6,052,295             6,228,146
Deferred federal income taxes                                            269,271               376,461
Reinsurance receivables                                                  733,512                    --
Deferred acquisition costs                                               109,261                    --
Other assets                                                              42,086                 9,231
Separate account assets                                               15,575,578                93,009
                                                                    ------------          ------------
Total assets                                                        $ 48,105,366          $ 31,736,580
                                                                    ============          ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from Modco Agreement                                $    258,001          $         --
  Accrued expenses and other liabilities                                 774,039               140,426
  Separate account liabilities                                        15,575,578                93,009
                                                                    ------------          ------------
Total liabilities                                                     16,607,618               233,435

Stockholder's equity:
  Common Stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                          2,500,000             2,500,000
  Additional paid-in capital                                          43,201,641            39,351,096
  Deficit                                                            (13,681,190)           (9,617,174)
  Accumulated other comprehensive loss                                  (522,703)             (730,777)
                                                                    ------------          ------------
Total stockholder's equity                                            31,497,748            31,503,145

Total liabilities and stockholder's equity                          $ 48,105,366          $ 31,736,580
                                                                    ============          ============


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS      THREE MONTHS        NINE MONTHS        NINE MONTHS
                                               ENDED              ENDED              ENDED              ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                2000               1999               2000              1999
                                           -------------      -------------      -------------      -------------
REVENUES:
  Annuity charges and fees                  $       507        $        89        $     1,853        $       223
  Administrative service fees                     8,430             12,704             33,430             28,221
  Net investment income                         576,658            315,040          1,194,136            961,880
                                            -----------        -----------        -----------        -----------
     Total revenues                             585,595            327,833          1,229,419            990,324

BENEFITS AND EXPENSES:
   Salaries and benefits                        412,693            339,234            991,381            956,748
   Development expenses                         660,911            863,800          1,455,136          2,366,753
   Interest credited to policyholders           155,105                 --            155,105                 --
   General and administrative expenses          985,696            202,643          2,142,758            476,488
   Acquisition costs                            103,819                 --            373,204                 --
   Amortization of goodwill                      58,617             58,617            175,851            175,851
                                            -----------        -----------        -----------        -----------
     Total benefits and expenses              2,376,841          1,464,294          5,293,435          3,975,840
                                            -----------        -----------        -----------        -----------

Loss from operations before federal
    income taxes and cumulative
    effect  adjustment                       (1,791,246)        (1,136,461)        (4,064,016)        (2,985,516)
                                            -----------        -----------        -----------        -----------

    Federal income taxes                             --                 --                 --                 --

Loss before cumulative effect
    adjustment                               (1,791,246)        (1,136,461)        (4,064,016)        (2,985,516)
                                            -----------        -----------        -----------        -----------

Cumulative effect adjustment of
    change in accounting for
    development costs                                --                 --                 --         (4,269,488)
                                            -----------        -----------        -----------        -----------
Net loss                                    $(1,791,246)       $(1,136,461)       $(4,064,016)       $(7,255,004)
                                            ===========        ===========        ===========        ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS          NINE MONTHS
                                                                                ENDED                ENDED
                                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2000                 1999
                                                                            -------------        -------------
OPERATING ACTIVITIES
Net loss                                                                     $(4,064,016)         $(7,255,004)
Adjustments to reconcile net loss to net cash used
 in operating activities:
    Amortization of goodwill                                                     175,851              175,851
    Net amortization on investments                                               89,021               36,259
    Cumulative effect adjustment                                                      --            4,269,488
Changes in assets and liabilities:
    Accrued investment income                                                    (62,259)            (156,759)
    Receivable from affiliates                                                  (332,150)              19,025
    Reinsurance receivable                                                      (733,512)                  --
    Deferred acquisition costs                                                  (109,261)                  --
    Deferred gain from modified coinsurance agreement                            258,001                   --
    Accrued expenses and other liabilities                                       634,448               30,704
    Other assets                                                                 (33,689)                  --
                                                                             -----------          -----------
Net cash used in operating activities                                         (4,177,566)          (2,880,436)

INVESTING ACTIVITIES
    Purchases of fixed maturity securities                                      (455,367)          (4,444,810)
    Proceeds from sales, maturities and repayments of fixed maturity
       securities                                                              2,535,000                   --
    Short-term investments, net                                               (2,976,912)           3,506,035
                                                                             -----------          -----------
Net cash used in investing activities                                           (897,279)            (938,775)


FINANCING ACTIVITIES
   Development costs paid by parent                                            1,850,545            2,366,753
   Capital contribution from parent                                            2,000,000                   --
                                                                             -----------          -----------
Net cash provided by financing activities                                      3,850,545            2,366,753
                                                                             -----------          -----------


Decrease in cash and cash equivalents                                         (1,224,300)          (1,452,458)

Cash and cash equivalents at beginning of period                               1,979,985            1,531,165
                                                                             -----------          -----------

Cash and cash equivalents at end of period                                   $   755,685          $    78,707
                                                                             ===========          ===========


See accompanying notes to financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sage Life Assurance of America, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2.       NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"--an amendment of SFAS No.
133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

3.       CONCENTRATION

Significant sales activity began in the third quarter of 2000. For the three and nine months ended September 30, 2000, sales of variable annuities were approximately $13.5 million and $16.7 million, respectively. A significant amount of such sales were produced through one distributor.

4.       COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three and nine months ended September 30, 2000 and 1999 were as follows:


                                             Three months Ended                 Nine months Ended
                                                September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                           2000             1999              2000            1999
                                        -----------      -----------      -----------      -----------
Net loss                                $(1,791,246)     $(1,136,461)     $(4,064,016)     $(7,255,004)
  Other comprehensive income (loss):
    Change in unrealized investment
    gains and losses                        156,081          (59,799)         208,074         (574,439)
                                        -----------      -----------      -----------      -----------

  Comprehensive loss                    $(1,635,165)     $(1,196,260)     $(3,855,942)     $(7,829,443)
                                        ===========      ===========      ===========      ===========

Accumulated other comprehensive income at September 30, 2000 and December 31, 1999, consists of unrealized losses of $522,703 and $730,777, respectively, net of related deferred federal income taxes.

5.       MODIFIED COINSURANCE AGREEMENT

During 2000, the Company entered into a quota share modified coinsurance agreement (the "Modco Agreement") with Life Reassurance Corporation of America ("Life Re"), a subsidiary of Swiss Re Life and Health America, Inc. Under the Modco Agreement, the Company cedes a quota share of the premiums related to all of its variable business to Life Re. Commissions and expense allowances received under the Modco Agreement are deferred and amortized in relation to the estimated gross profits of the related business. The deferred gain from Modco Agreement in the accompanying balance sheet represents the unamortized commission and expense allowance received by the Company in excess of the quota share percentage. Such gain is amortized in relation to the estimated gross profits of the related business.

For the three and nine months ended September 30, 2000, the Company has ceded approximately $10.8 million in variable annuity premiums to Life Re. Annuity charges and fees for the three and nine months ended September 30, 2000 are net of approximately $2,000 ceded to Life Re.

6.       COMMITMENTS

The Company is in the process of forming a direct subsidiary, Sage Life Assurance Company of New York ("Sage New York") that will be domiciled and primarily write business in the State of New York. The Company anticipates that the formation and licensing of Sage New York will be completed during the first quarter of 2001. The Company will utilize approximately $10 million of current capital for the funding with any remaining capital required by the State of New York Department of Insurance funded through a capital infusion from Sage Insurance Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

Sage Insurance Group acquired the Company on December 31, 1996 and, since that date, we have been building an infrastructure, obtaining necessary financial ratings, and developing products, systems and administration, to support the commencement of our insurance underwriting and marketing activities. In June 1999, the Company received a rating of A ("Excellent") from A.M. Best Co. Also, in October 2000, the Company received a rating of AA- ("Very Strong") from Fitch IBCN, Duff & Phelps. Our ongoing business strategy is to focus on the development, underwriting, and marketing of variable insurance products. Our obligations under these contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. We may not use the assets of these separate accounts, that equal the reserves and other liabilities supporting the contracts to which they relate, to pay any of our other obligations or creditors. Our initial marketing focus has been to distribute the contracts through banks and financial planning companies. We anticipate that, over the long-term, our distribution channels will expand to include wirehouses and regional broker-dealers.

On December 1, 1998, Sage Group entered into a letter of intent with Swiss Re Life and Health America, Inc. ("Swiss Re"). Swiss Re is an indirect subsidiary of Swiss Reinsurance Company, Switzerland, one of the world's largest reinsurance groups. This agreement encompassed two transactions: (1) that the Company would enter into a reinsurance agreement with Swiss Re or its affiliate, Life Reassurance Corporation of America ("Life Re"); and (2) that Swiss Re or Life Re would make an investment in Sage Life Holdings, our immediate parent and a wholly-owned subsidiary of Sage Insurance Group, Inc. The reinsurance agreement with Life Re was entered into on June 8, 2000 (Refer to Note 5 - Modified Coinsurance Agreement, in the accompanying financial statements). As to the investment in Sage Life Holdings, on December 31, 1998, Life Re purchased $12.5 million in non-voting, non-redeemable, cumulative preferred stock of Sage Life Holdings. During the third quarter of 2000, Life Re exchanged 20,965.13 shares of the preferred stock for 109.88 shares of Sage Life Holdings' Common Stock, representing a voting interest of 9.9% in Sage Life Holdings.

Results of Operations

Gross premiums written (which, under generally accepted accounting principles are not reported as revenue) for the three and nine months ended September 30, 2000 were approximately $13.5 million and $16.7 million, respectively, while net premiums written for the same periods were approximately $2.7 million and $4.9 million, respectively.

Prior to the third quarter of 2000, the Company had produced only a limited amount of business as it focused most of its efforts on obtaining the necessary financial ratings and developing the infrastructure necessary for the commencement of its underwriting and marketing activities. The reduction in development expenses and increase in salaries and benefits and insurance expenses and taxes for the three and nine months ended September 30, 2000, as compared to the same periods in the prior year, are a direct reflection of the Company's continued progress in the implementation of its strategy and related infrastructure needed to support its operations, including planned growth.

Liquidity and Capital Resources

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and to fund the daily operations of the Company. The Company's cash needs have been met through interest income on the invested assets of the general account as well as through capital contributions from Sage Insurance Group.

During 2000, the Company expects its cash needs will continue to increase with its expanded underwriting and marketing activities. The Company anticipates that it will be unable to meet all of its liquidity requirements during the year without capital contributions from Sage Insurance Group. Although not required to do so, the Company believes that Sage Insurance Group will continue to provide capital to the Company for its costs associated with new products and business development during the year to the extent needed. The Company's future marketing efforts could be adversely affected in the event that Swiss Re, Sage Insurance Group and/or their affiliates are unwilling to commit additional funding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the nine months ended September 30, 2000. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 1999 Form 10-K.

Part II  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

         #27 Financial Data Schedule - page 10


(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Sage Life Assurance of America, Inc.

                                       /s/ Jeffrey C. Gordon
                                           Jeffrey C. Gordon
                                      Senior Vice President and
                                       Chief Financial Officer
                                     (Principal Financial Officer)


                                      /s/ James F. Renz
                                          James F. Renz
                                     Vice President - Accounting and Finance
                                       (Principal Accounting Officer)


Date:  November 14, 2000