Form 10-K
period 2000-12-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2001-04-12
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of April 12, 2001 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions;
(ii) governmental and regulatory policies, as well as the judicial environment;
(iii) accessibility to reasonably priced reinsurance; (iv) continued financial support from the Company's ultimate parent, Sage Group Limited ("Sage Group"), a South African corporation; (v) increasing competition in the markets in which the Company operates; (vi) changes in generally accepted accounting principles; and (vii) the risks and uncertainties included in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "project", and similar expressions identify forward-looking statements, which speak only as of their dates. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Annual Report. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                                                           Page
PART I

Item 1.    Business                                                                                         4

Item 2.    Properties                                                                                       5

Item 3.    Legal Proceedings                                                                                5

Item 4.    Submission of Matters to a Vote of Security Holders                                              5

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                            6

Item 6.    Selected Financial Data                                                                          6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of                       7
                Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                       10

Item 8.    Financial Statements                                                                             10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                                  10

PART III

Item 10.   Directors and Executive Officers of the Registrant                                               11

Item 11.   Executive Compensation                                                                           12

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                   14

Item 13.   Certain Relationships and Related Transactions                                                   14

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 14

PART I

ITEM 1.  BUSINESS

         General

         Sage Life Assurance of America, Inc. ("Sage Life" or "the Company" or "We") is a stock life insurance company incorporated in Delaware in 1981 with its principal offices in Stamford, Connecticut. We have licenses to conduct an insurance business in 49 states and the District of Columbia. The Company is authorized to write variable annuity contracts in all jurisdictions, in which it is licensed, and is authorized to write variable life insurance in all but three states. Although the Company is not licensed in New York, its wholly-owned subsidiary, Sage Life Assurance Company of New York ("Sage New York") has made application to the New York Insurance Department for an insurance license.

         We are a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). Sage Insurance Group Inc. ("SIGI") owns 90.1% of the common stock of Sage Life Holdings. Life Reassurance Corporation of America ("Life Re"), an affiliate of Swiss Re Life and Health America, Inc. ("Swiss Re"), owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holdings' common stock, Life Re invested $12.5 million in non-voting non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Life Re exchanged a portion of the preferred stock it acquired for the common stock. Life Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups.

         SIGI is a wholly-owned, indirect subsidiary of Sage Group Limited ("Sage Group"), a South African corporation quoted on the Johannesburg Stock Exchange. Sage Group is a holding company with a thirty-year history of extensive operating experience in mutual funds, life assurance and investment management. Sage Group has directly and indirectly engaged in insurance marketing activities in the United States since 1977 through its financial interests in Independent Financial Marketing Group Inc., a financial planning and bank insurance marketing company. Sage Group sold its interest in Independent Financial Marketing Group in March 1996 to the Liberty Financial Companies of Boston. In addition to its U.S. and South African activities, Sage Group also provides insurance products to non-U.S. citizens through its indirect subsidiary, Sage Life (Bermuda), Ltd.

         Effective December 31, 1996, SIGI purchased all of the outstanding stock of Sage Life, then named Fidelity Standard Life Insurance Company ("Fidelity Standard"), from Security First Life Insurance Company ("SFLIC"). Prior to the purchase and effective October 31, 1996, Fidelity Standard entered into a modified coinsurance arrangement to cede all of its separate account liabilities to its then parent, SFLIC. Assets equal to the total reserves and related liabilities were transferred to SFLIC. The remaining general account liabilities were ceded under a 100% coinsurance arrangement with SFLIC. In connection with the purchase of Fidelity Standard, the Company entered into a service agreement with SFLIC to provide all necessary administrative services for all ceded business. Effective September 30, 1998, all of the in-force business of the Company was novated to SFLIC.

         Segment Information

         We operate in one business segment, the variable insurance product market. Products we currently offer include combination fixed and variable deferred annuities and combination fixed and variable life insurance products. We may introduce additional variable products in the future including combination fixed and variable immediate annuities.

         Products and Distribution

         Our ongoing business strategy is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Our obligations under these Contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. The assets in these separate accounts which equal the reserves and other liabilities supporting the Contracts to which they relate, are legally segregated from other obligations or creditors of the Company. (Except in California, where the fixed account for the variable life insurance products will be held in our general account.)

         Our initial marketing focus has been to distribute our products through banks and financial planning companies. More recently, we expanded our distribution channels to include regional broker-dealers. We anticipate that, over the long-term, our distribution channels will expand to include wirehouses.

         Rating Agencies

         The Company's financial ratings are important in its ability to accumulate and retain assets. The Company is rated "A" (Excellent) by A.M. Best and "AA-" (Very Strong) by Fitch-Duff & Phelps. Rating agencies periodically review the ratings they issue for any required changes. These ratings reflect the opinion of the rating agency as to the relative financial strength of the Company and its ability to meet its contractual obligations to its policyholders. Many financial institutions and broker-dealers focus on these ratings in determining whether to market an insurer's variable products. If any of the Company's ratings were downgraded from their current levels, sales of the Company's products and the Company's relationships with distributors could be adversely affected.

         Competition

         We are engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies as well as other entities marketing insurance products comparable to our products. There are approximately 1,500 stock, mutual and other types of insurers in the life insurance business in the United States, a substantial number of which are significantly larger than us. We are unique in that we are one of the few life insurers confining activities to the marketing of separate account variable insurance products.

         Employees

         As of December 31, 2000, we had 43 full-time salaried employees. Many of these employees also perform duties for affiliated companies.

ITEM 2.  PROPERTIES

         We maintain our corporate offices in space leased by SIGI. SIGI currently leases approximately 31,000 square feet of which it intends to terminate approximately 9,000 square feet thereof. Affiliated companies also occupy the space with us.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this filing, neither we nor our subsidiary is involved in any lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         All of the Company's outstanding shares are owned by Sage Life Holdings. The Company did not pay any dividends to its parent in 2000, 1999 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes information with respect to the operations of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As the Company is effectively a new company since January 1997, results prior to that time are not applicable to the Company and its operations. For this reason, only four years of data are shown:



                                                       2000                 1999                 1998                 1997
                                                       ----                 ----                 ----                 ----
STATEMENT OF OPERATIONS DATA:
Revenues:
Contract charges and fees                          $      4,725         $        861         $         --         $         --
Administrative service fees                              49,940               37,671                   --                   --
Net investment income                                 1,368,550            1,290,196            1,243,522              989,494
                                                   ------------         ------------         ------------         ------------

       Total revenues                                 1,423,215            1,328,728            1,243,522              989,494

BENEFITS AND EXPENSES:
Development expenses                                  2,421,265            3,827,887                   --                   --
Amortization expense                                    234,468              234,468              548,818              325,406
General and administrative expenses                   3,519,931            1,693,299            1,263,678            1,015,874
                                                   ------------         ------------         ------------         ------------
       Total benefits and expenses                    6,175,664            5,755,654            1,812,496            1,341,280
                                                   ------------         ------------         ------------         ------------
Loss before cumulative effect adjustment             (4,752,449)          (4,426,926)            (568,974)            (351,786)

Cumulative effect adjustment for change  in
   accounting for development costs                          --           (4,269,488)                  --                   --
                                                   ------------         ------------         ------------         ------------
        Net loss                                   $ (4,752,449)        $ (8,696,414)        $   (568,974)        $   (351,786)
                                                   ============         ============         ============         ============

BALANCE SHEET DATA:
Total Assets                                       $ 54,726,227         $ 31,736,580         $ 36,542,531         $ 36,688,739
                                                   ============         ============         ============         ============
Total Liabilities                                  $ 22,209,130         $    233,435         $     70,474         $  3,486,311
                                                   ============         ============         ============         ============
Total Stockholder's Equity                         $ 32,517,097         $ 31,503,145         $ 36,472,057         $ 33,202,428
                                                   ============         ============         ============         ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto and Item 6, Selected Financial Data.

         Results of Operations

         Excluding the cumulative effect of approximately $4.3 million for the write-off of capitalized development costs on January 1, 1999, we reported net losses of approximately $4.8 million, $4.4 million and $0.6 million for 2000, 1999 and 1998, respectively.

         Contract charges and fees are received from contract owners, while administrative fees are received from the various investment fund managers overseeing contract owner invested funds. Administrative fees paid by investment fund managers, and the predominant portion of the charges received from contract owners, are based on underlying asset values and, as such, vary with premium production and investment performance. Annual contract charges received from contract owners are flat fees assessed on each contract's anniversary date; accordingly, they vary according to the number of contracts in force during the course of a year. Prior to 2000, we produced a limited amount of business as we focused most of our efforts on obtaining financial ratings and developing the infrastructure necessary for the commencement of underwriting and marketing activities. In 2000, although gross and net premiums written (which under accounting principles generally accepted in the United States are not reported as revenue) of approximately $21.1 million and $7.0 million, respectively, are significantly higher than the approximate $0.1 million gross and net premiums written in 1999, they are still well below levels needed to generate significant asset-based charges. Accordingly, net investment income continues to represent over 95% of our revenues. We expect net investment income will continue to represent the majority of our revenues for the next several years as our premium volume and related separate account assets grow.

         The reduction in development expenses and increase in general and administrative expenses in 2000 as compared to prior years are a direct reflection of our continued progress in the implementation of our strategy and related infrastructure needed to support our planned growth. The increase in general and administrative expenses is primarily due to an increase in our employee headcount (including several senior positions) which was 43 at December 31, 2000 compared to 27 at December 31, 1999 and 14 at December 31, 1998.

         Our results do not reflect (through the establishment of a valuation allowance) the benefits of deferred federal income tax assets that we believe it is not more likely than not will be realized in the near future.

         Liquidity and Capital Resources

         Since the beginning of 1997, our primary cash needs have been for the development of our insurance products and related infrastructure, and to fund our daily operations. Our cash needs have been met through interest income on the invested assets of the general account as well as through capital contributions from SIGI.

         We expect our cash needs will continue to increase as we expand our underwriting and marketing activities. We anticipate that we will be unable to meet all of our liquidity requirements without capital contributions from SIGI. Although not required to do so, we believe that SIGI will continue to provide capital for our operations to the extent needed. Our future marketing efforts could be adversely affected in the event that SIGI and/or its affiliates are unwilling to commit additional funding.

         Reinsurance

         In 2000, we entered into a modified coinsurance agreement (the "Modco Agreement") with Life Re. Under the Modco Agreement we cede a significant portion of our variable business to Life Re. This arrangement provides us with additional capacity for growth of the variable insurance business.

         In addition, we have entered into reinsurance arrangements that reinsure certain mortality risks associated with the death benefit and accidental death benefit features of the Contracts, as well as other contract guarantees. We intend to use only highly rated reinsurance companies to reinsure these risks.

         Reinsurance does not relieve us from our obligations to contract owners. We remain primarily liable to the contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

         Reserves

         The insurance laws and regulations under which we operate obligate us to carry on our books, as liabilities, actuarially determined reserves to meet our obligations on outstanding contracts. We base our reserves involving life contingencies on mortality tables in general use in the United States. Where applicable, we compute our reserves to equal amounts which, together with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet our contract obligations at their maturities or in the event of the covered person's death. At December 31, 2000 and 1999 the Company held $21.3 million and $93 thousand of reserves in its Separate Account.

         Investments

         Our cash and invested assets of $24.7 million and $24.1 million at December 31, 2000 and 1999, respectively, were comprised entirely of investment grade securities and money market funds. It is the stated policy of the Company to refrain from investing in securities having speculative characteristics.

         Dividend Restrictions

         We are subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, we must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards policyholders as of the prior year-end and statutory net income less realized capital gains for such prior year. We may pay dividends only out of earned surplus. In addition, we must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to Sage Life Holdings, within five business days after declaration and at least ten days prior to payment. At December 31, 2000, we could not pay a dividend to Sage Life Holdings without prior approval from state regulatory authorities as we currently do not have earned surplus.

         State Regulation

         We are subject to the laws of the State of Delaware governing insurance companies and to the regulations of its Department of Insurance (the "Insurance Department"). The Company annually files a detailed financial statement in the prescribed form (the "Statement") with the Insurance Department covering our operations for the preceding year and our financial condition as of the end of that year. Regulation by the Insurance Department means that it may examine our books and records to determine, among other things, whether reported contract liabilities and reserves are computed in accordance with statutory accounting practices prescribed or permitted by the Insurance Department. The Insurance Department, under the auspices of the National Association of Insurance Commissioners ("NAIC"), periodically conducts a full examination of the Company's operations.

         In addition, we are subject to regulation under the insurance laws of all jurisdictions in which we operate. These laws establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, licensing agents, approving contract forms, establishing reserve requirements, fixing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements, and regulating the types and amounts of investments permitted. We must file the Statement with supervisory agencies in each of the jurisdictions in which we operate, and our operations and accounts are subject to examination by these agencies at regular intervals.

         Our statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Delaware Insurance Department. Currently, "prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the NAIC's Accounting Practices and Procedures Manual and a variety of NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

         The NAIC has revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. Delaware has adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that we use to prepare our statutory-basis financial statements. The cumulative effect of changes in accounting principles adopted to conform to the revised Accounting Practices and Procedures Manual will be reported as an adjustment to surplus as of January 1, 2001. We believe the effect of these changes will not result in a significant reduction in our statutory-basis capital and surplus.

         The NAIC requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention. The RBC model law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. At December 31, 2000, our total adjusted capital exceeded RBC requirements.

         Further, many states regulate affiliated groups of insurers like us and our affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of the transfers and payments in relation to the financial positions of the companies involved.

         Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for contract owner losses incurred when other insurance companies have become insolvent. Most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

         Although the federal government ordinarily does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Our insurance products are subject to various federal securities laws and regulations. In addition, current and proposed federal measures that may significantly affect the insurance business include: 1) regulation of insurance; 2) company solvency; 3) employee benefit regulation; 4) tax law changes affecting the taxation of insurance companies; 5) tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles; and 6) privacy protection initiatives.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, we held in our general account $14.7 million of fixed maturity securities that are sensitive to changes in interest rates. These securities are held in support of our target surplus. We have a conservative investment philosophy, with all investments being investment grade corporate securities, government agency or U.S. government securities. We perform estimates of the market value of our fixed maturity portfolio based on increases or decreases in interest rates. The effects of an increase or decrease of 100 and 200 basis points ("bps") on our fixed maturity portfolio at December 31, 2000 are:

                                                  -200 bps        -100 bps        Fair value       +100 bps         +200 bps
                                                  --------        --------        ----------       --------         --------
        U.S.Government obligations               $7,596,313      $7,255,957       $6,934,918      $6,632,074       $6,346,165
        Corporate obligations                     8,342,810       8,025,810        7,725,851       7,441,890        7,172,730
            Total portfolio                     $15,939,123     $15,281,767      $14,660,769     $14,073,964      $13,518,895

         The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold. Various fees and charges earned by the Company are substantially derived as a percentage of the market value of the assets under management. In a market decline, this income would be reduced. This could be further compounded by customer withdrawals, net of any applicable surrender charges, partially offset by transfers to the fixed investment option. It also is not clear what the impact of a prolonged downturn in the equity markets would have on sales. Customers' perceptions of a downturn in equity markets coupled with changing interest rates could move them into financial products other than variable insurance products.


ITEM 8.  FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company:

                                 Position with Sage, Year of
           Name, Age                      Election                     Other Principal Positions for Past Five Years
           ---------                      --------                     ---------------------------------------------
Ronald S. Scowby, 62             Director, January 1997 to      Chairman and Trustee, Sage Life Investment Trust, July 1998
                                 present; Chairman, February    to present; President, Chief Executive Officer, Sage Life
                                 1998 to present                Assurance of America Inc., January 1997 to February 1998;
                                                                Director, President, Chief Executive Officer, Sage Management
                                                                Services (USA), Inc., June 1996 to December 1999; Owner,
                                                                Sheldon Scowby Resources July 1995 to June 1996

Robin I. Marsden, 35             Director, January 1997 to      President and Trustee, Sage Life Investment Trust, July 1998
                                 present; President and Chief   to present; Director, Sage Distributors, Inc., January 1998
                                 Executive Officer, February    to present; Director, January 1997 to present, President and
                                 1998 to present                Chief Executive Officer, February 1998 to present, Sage
                                                                Insurance Group, Inc.; Chief Investment Officer and Chief
                                                                Financial Officer, Sage Life Holdings, Ltd., November 1994 to
                                                                January 1998

H. Louis Shill, 70               Director, January 1997 to      Chairman, Sage Life Assurance of America, Inc. January 1997
                                 present                        to February 1998; Chairman, Sage Insurance Group, Inc.,
                                                                January 1997 to present; Founder, Chairman, Sage Group
                                                                Limited, 1965 to present

Paul C. Meyer, 48                Director, January 1997 to      Partner, Clifford Chance Rogers & Wells, 1986 to present
                                 present


Richard D. Starr, 56             Director, January 1997 to      Chairman and Chief Executive Officer, Financial Institutions
                                 present                        Group, Inc., October 1978 to present; Chairman and Director,
                                                                ABN Amro Financial Services, Inc.

Dr. Meyer Feldberg, 59           Director, January 2000 to      Dean/Professor, Columbia University Graduate School of
                                 present                        Business, July 1989 to present; Chairman and Director, Sage
                                                                Life Assurance Company of New York;  Director of Revlon,
                                                                Inc., Federated Department Stores, Primedia, and Paine-Webber
                                                                Mutual Funds

John A. Benning, 66              Director, April 2000 to        Senior Vice President and General Counsel, Liberty Financial
                                 present                        Companies, 1986 to 2000; Director of ICI Mutual Insurance
                                                                Company, T.T. International U.S.A. Feeder Trust, Liberty
                                                                Newport World Portfolio

Mitchell R. Katcher, 47          Director, December 1997 to     Vice President, Sage Life Investment Trust, July 1998 to
                                 present; Senior Executive      present; Director, Sage Distributors, Inc., January 1998 to
                                 Vice President, Chief          present; Treasurer, July 1997 to present, Senior Executive
                                 Actuary May 1997 to present;   Vice President, December 1997 to present, Sage Insurance
                                 Chief Financial Officer, May   Group, Inc.; Executive Vice President, Golden American Life
                                 1997 to October 2000           Insurance Company, January 1992 to February 1997



Lincoln B. Yersin, 37            Executive Vice President -     President, Sage Distributors, September 2000 to present;
                                 Marketing, National Sales      Executive Vice President, Sage Insurance Group, Inc. January
                                 Manager, May 1999 to present   2001 to present; President, AmSouth Investment Services,
                                                                Inc., June 1993 to May 1999; Senior Vice President, AmSouth
                                                                Bancorporation, June 1993 to May 1999

Jeffrey C. Gordon, 39            Senior Vice President and      Senior Vice President and Chief Financial Officer, Sage
                                 Chief Financial Officer,       Insurance Group Inc., October 2000 to present; Controller,
                                 October 2000 to present        Frontier Insurance Group, Inc., January 1999 to September
                                                                2000; Senior Manager, Ernst & Young LLP, January 1988 to
                                                                December 1998

All entities with "Sage" in their name are affiliates of Sage Life. The executive officers of Sage Life hold various other offices and directorships with affiliates not named above. None of these, however, are considered to be principal positions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Chief Executive Officer and certain other Executive Officers of the Company:

                                                                                  Other Annual          All Other
Name and Principal Position                  Year      Salary        Bonus       Compensation(1)      Compensation(2)
---------------------------                  ----      ------        -----       ---------------      ---------------
Robin I. Marsden                             2000     $354,750     $100,000             $17,850             $119,399
 (Chief Executive Officer)                   1999      322,500      150,000              16,800               38,018
                                             1998      275,000            -              16,800                    -

Ronald S. Scowby (3)                         2000     $      -      $75,000             $     -              $56,538
(Chairman and former President               1999      354,167      200,000              16,800               42,484
  and CEO)                                   1998      333,333      170,000              16,800                    -

Mitchell R. Katcher                          2000     $293,750     $137,500             $17,850              $17,824
 (Senior Executive Vice                      1999      268,750      150,000              16,800               30,456
   President and Chief Actuary)              1998      250,000      265,000              16,800                -

Lincoln Yersin                               2000     $186,250     $150,000             $13,300              $47,191
(Executive Vice President Marketing          1999      116,667      100,000                   -              124,692
  and National Sales Manager)

(1) Represents amounts credited to executives under a SIGI sponsored defined contribution plan

(2) All Other Compensation consists of the following for the executive officers:

Mr. Marsden: 2000, $19,399 - contribution to non-qualified retirement plan, $100,000 - deferral of partial 1999-2000 fiscal year earned bonus; 1999, $17,062
- contribution to non-qualified retirement plan, $20,956 - contribution to annuity contract issued by the Company.

Mr. Scowby: 2000, $56,538 - cash-out of earned leave accrued during status as executive; 1999, $20,387 - contribution to non-qualified retirement plan, $22,097 - contribution to annuity contract issued by the Company.

Mr. Katcher: 2000, $12,994 - contribution to non-qualified retirement plan, $4,830 - contribution to non-qualified plan in lieu of employee benefit; 1999, $11,419 - contribution to non-qualified retirement plan, $19,037 - contribution to annuity contract issued by the Company.

Mr. Yersin: 2000, $47,191 - moving expenses; 1999, $65,116 - recruitment bonus, $59,576 - moving expenses.

(3) Mr. Scowby retired as an executive officer effective December 31, 1999. Bonus compensation shown for 2000 is in connection with his former executive status, and was paid in 2000.

Employment Contracts.

Mr. Marsden and the Company are parties to an Employment Agreement effective April 1, 2000. The agreement provides for Mr. Marsden's title and duties with the Company, and establishes certain restrictive covenants. It sets forth his annual remuneration for the year from April 1, 2000, to March 31, 2001, and provides that such remuneration will be reviewed annually thereafter. Further, the agreement provides that Mr. Marsden is eligible to participate in the Company's short-term incentive bonus plan for executive employees, and in a long-term capital incentive plan to be established by SIGI. The agreement also provides that if his employment is terminated (except for a "with cause" termination) (i) he shall continue to be paid 24 months of then-current base salary with a proportionate bonus under the Company's short-term incentive plan for the months of service since the last bonus payment; (ii) that his employee welfare benefits will be continued for 24 months; (iii) that unvested pension contributions would immediately vest; and (iv) that unvested allocations or options under the long-term capital incentive plan would be treated in the same manner as a retirement under the rules of the plan. In addition, if the Company is no longer controlled by Sage Group and its effective place of business is relocated by its new owners, Mr. Marsden may, in lieu of relocating and being reimbursed thereof, elect to terminate his employment and receive the benefits he would otherwise have received if terminated without cause.

Mr. Katcher and the Company are parties to an Employment Agreement effective February 1, 1997. The agreement provides for Mr. Katcher's title and duties with the Company, sets forth his remuneration through March 31, 1999, and provides that such remuneration will be reviewed annually thereafter. The agreement also provides that Mr. Katcher is eligible to participate in the Company's short-term incentive bonus plan for executive employees, and provides that bonuses payable on certain dates ending April 1, 1999, will not be less than indicated amounts. The agreement also provides that Mr. Katcher may participate in a long-term capital incentive plan to be established by SIGI. The agreement also provides that if his employment is terminated (except for a "with cause" termination) (i) his monthly compensation and employee welfare benefits shall be continued for a period of time as determined by a formula; (ii) that unvested contributions Mr. Katcher and the Company unvested allocations or options under the long-term capital incentive plan would be accelerated and deemed to immediately vest. In addition, pursuant to a "change of control" provision, Mr. Katcher may elect to terminate his employment and receive the benefits he would otherwise have received if terminated without cause.

Mr. Yersin and the Company are parties to an employment agreement with an effective date of May 3, 1999. The agreement provides for Mr. Yersin's title and duties with the Company, and sets forth his base salary and other compensation based on sales ("override"), with stated minimums on the override for the first two years. It also provides for compensation to Mr. Yersin in recognition of long-term incentives he forfeited with his former employer. Half of the value was advanced in cash and vested pro rata over the next two years. The other half was credited to Mr. Yersin's participation in a long-term capital incentive plan to be established by SIGI. In addition, pursuant to a "change of control" provision, Mr. Yersin may elect to terminate his employment and receive twelve months of basic salary, benefits and guaranteed minimum bonus or the equivalent of the prior year's override, and ordinary vesting under any benefit or incentive plan.

Directors' Compensation. Messrs. Marsden, Katcher and Shill are also officers-employees of Sage Life and/or its affiliates and parent companies, and are not therefore separately compensated for serving on the Board. Compensation for the other directors is inclusive of their services as directors for any of our affiliates. Messrs. Meyer, Starr and Benning are paid an annual retainer of $12,000, and $2,000 per meeting attended. Dr. Feldberg, who is also chairman of our subsidiary, Sage Life Assurance Company of New York, is paid an annual retainer of $30,000, and $8,000 per meeting attended. Messrs. Meyer, Starr, Benning, and Feldberg do not receive retirement benefits. Mr. Scowby is paid $12,833 per month for services as director and chairman of Sage Life and Sage Life Investment Trust. In addition, he is paid a stipend to cover the cost of certain insurance coverages formerly provided to him as an executive; the amount of the stipend in 2000 was $26,938. He is also provided with certain retirement benefits and is eligible to participate in a long-term incentive plan to be established by SIGI.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Paul C. Meyer, a director of the Company, is a partner with the law firm Clifford Chance Rogers & Wells. Since 1997, the Company has retained Clifford Chance Rogers & Wells, and its predecessor firm, Rogers & Wells, to provide legal counseling to the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Consolidated Financial Statements                                                                                Page
Report of Independent Auditors                                                                                            F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                              F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                                F-3
Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998                      F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                                F-5
Notes to Consolidated Financial Statements                                                                                F-6

The following consolidated financial statement schedule of Sage Life Assurance of America, Inc. is included in Item 14(a):

Schedule IV - Reinsurance                                                                                                F-14

All other schedules for which provision is made in Article 7 of Regulation S-X are omitted because they are either not applicable or because the information required therein is included in the Notes to the Consolidated Financial
Statements.

Signatures                                                                                                               F-15

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended
December 31, 2000.

(c)  Exhibit Index                                                                                                        E-1

                         Report of Independent Auditors


Board of Directors
Sage Life Assurance of America, Inc.

We have audited the accompanying consolidated balance sheets of Sage Life Assurance of America, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sage Life Assurance of America, Inc. and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                          /s/ Ernst & Young LLP

New York, NY
March 19, 2001

                      Sage Life Assurance of America, Inc.

                           Consolidated Balance Sheets



                                                                                DECEMBER 31
                                                                        2000                 1999
                                                                        ----                 ----
ASSETS
Investments:
   Fixed maturity securities available for sale                     $ 14,660,769         $ 16,179,750
   Short-term investments                                              8,963,495            5,972,494
                                                                    ------------         ------------
Total investments                                                     23,624,264           22,152,244

Cash and cash equivalents                                              1,060,672            1,979,985
Accrued investment income                                                243,111              226,234
Receivable from affiliates                                             1,299,114              671,270
Deferred federal income taxes                                            146,530              376,461
Reinsurance recoverables                                                 290,302                 --
Deferred acquisition costs                                               343,901                 --
Goodwill                                                               5,993,678            6,228,146
Capitalized software                                                     400,900                 --
Other assets                                                              12,580                9,231
Separate account assets                                               21,311,175               93,009
                                                                    ------------         ------------
Total assets                                                        $ 54,726,227         $ 31,736,580
                                                                    ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Deferred gain from modified coinsurance                         $    318,028         $          -
   agreement
    Accrued expenses and other liabilities                               579,927              140,426
    Separate account liabilities                                      21,311,175               93,009
                                                                    ------------         ------------
Total liabilities                                                     22,209,130              233,435

Stockholder's equity:
    Common stock, $2,500 par value, 1,000 shares authorized,
        issued and outstanding                                         2,500,000            2,500,000

    Additional paid-in capital                                        44,671,161           39,351,096
    Deficit                                                          (14,369,623)          (9,617,174)
    Accumulated other comprehensive loss                                (284,441)            (730,777)
                                                                    ------------         ------------
Total stockholder's equity                                            32,517,097           31,503,145
                                                                    ------------         ------------

Total liabilities and stockholder's equity                          $ 54,726,227         $ 31,736,580
                                                                    ============         ============

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Operations


                                                                  YEAR ENDED DECEMBER 31
                                                      2000                1999                1998
                                                      ----                ----                ----
REVENUES
   Contract charges and fees                      $     4,725         $       861         $        --
   Administrative service fees                         49,940              37,671
   Net investment income                            1,368,550           1,290,196           1,243,522
                                                  -----------         -----------         -----------
         Total revenues                             1,423,215           1,328,728           1,243,522

BENEFITS AND EXPENSES
   Development expenses                             2,421,265           3,827,887                --
   Amortization expense                               234,468             234,468             548,818
   General and administrative expenses              3,519,931           1,693,299           1,263,678
                                                  -----------         -----------         -----------
        Total benefits and expenses                 6,175,664           5,755,654           1,812,496

Loss before cumulative effect adjustment           (4,752,449)         (4,426,926)           (568,974)

Cumulative effect adjustment for change in
 accounting for development costs                          --          (4,269,488)                 --
                                                  -----------         -----------         -----------
           Net loss                               $(4,752,449)        $(8,696,414)        $  (568,974)
                                                  ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                 Consolidated Statements of Stockholder's Equity


                                                                                                        OTHER
                                                                                                     ACCUMULATED
                                                                    ADDITIONAL                      COMPREHENSIVE
                                                                     PAID-IN                           (LOSS)
                                                 COMMON STOCK        CAPITAL          DEFICIT          INCOME            TOTAL
                                                 ------------        -------          -------          ------            -----
Balances at January 1, 1998                      $  2,500,000     $ 31,005,508     $   (351,786)    $     48,706     $ 33,202,428
   Net loss                                                --               --         (568,974)              --         (568,974)
   Change in unrealized gain on
     investments, net of federal income taxes              --               --               --          (31,616)         (31,616)
                                                                                                                     ------------
   Comprehensive loss                                                                                                    (600,590)
   Additional capital contributions                        --        3,870,219               --               --        3,870,219
                                                 ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1998                       2,500,000       34,875,727         (920,760)          17,090       36,472,057

   Net loss                                                --               --       (8,696,414)              --       (8,696,414)
   Change in unrealized gain on
    investments, net of federal income taxes               --               --               --         (747,867)        (747,867)
                                                                                                                     ------------
   Comprehensive loss                                                                                                  (9,444,281)
   Purchase price adjustment                               --         (102,518)              --               --         (102,518)
   Additional capital contributions                        --        4,577,887               --               --        4,577,887
                                                 ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1999                       2,500,000       39,351,096       (9,617,174)        (730,777)      31,503,145

    Net loss                                               --               --       (4,752,449)              --       (4,752,449)
    Change in unrealized loss on investments,              --               --               --          446,336          446,336
    net of federal income taxes
                                                                                                                     ------------
   Comprehensive loss                                      --               --               --               --       (4,306,113)
  Additional capital contributions                         --        5,320,065                                          5,320,065
                                                 ------------     ------------     ------------     ------------     ------------
Balances at December 31, 2000                    $  2,500,000     $ 44,671,161     $(14,369,623)    $   (284,441)    $ 32,517,097
                                                 ============     ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Cash Flows




                                                                                           YEAR ENDED DECEMBER 31
                                                                              2000                 1999                 1998
                                                                              ----                 ----                 ----
OPERATING ACTIVITIES
   Net loss                                                               $ (4,752,449)        $ (8,696,414)        $   (568,974)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization expense                                                    234,468              234,468              548,818
       Amortization of bond discount/premium                                   114,223              124,842               33,808
       Amortization of capitalized software                                     22,966                   --                   --
       Cumulative effect adjustment for change in accounting for
         development costs                                                          --            4,269,488                   --
       Changes in:
         Accrued investment income                                             (16,877)             (22,809)            (145,386)
         Receivable from affiliates                                           (627,844)            (671,270)            (128,425)
         Reinsurance recoverables                                             (290,302)                  --                   --
         Deferred acquisition costs                                           (343,901)                  --                   --
         Deferred gain from modified coinsurance agreement                     318,028                   --                   --
         Accrued expenses and other liabilities                                439,501               78,756             (118,772)
         Other assets                                                           (3,349)              (4,231)               6,443
                                                                          ------------         ------------         ------------
Net cash used in operating activities                                       (4,905,536)          (4,687,170)            (372,488)

INVESTING ACTIVITIES
   Purchases of fixed maturity securities                                     (453,975)          (4,444,806)         (10,295,438)
   Proceeds from maturities and repayments of fixed maturity
     securities                                                              2,535,000                   --              815,000
   Net (purchases) sales of short-term investments                          (2,991,001)           5,002,909           10,555,486
   Software capitalization                                                    (423,866)                  --                   --
                                                                          ------------         ------------         ------------
Net cash (used in) provided by investing activities                         (1,333,842)             558,103            1,075,048

FINANCING ACTIVITIES
   Development expenses paid by parent                                       2,421,265            3,827,887                   --
   Capital contributions from parent                                         2,898,800              750,000              600,000
                                                                          ------------         ------------         ------------
Net cash provided by financing activities                                    5,320,065            4,577,887              600,000
                                                                          ------------         ------------         ------------

(Decrease) increase in cash and cash equivalents                              (919,313)             448,820            1,302,560

Cash and cash equivalents at beginning of year                               1,979,985            1,531,165              228,605
                                                                          ------------         ------------         ------------
Cash and cash equivalents at end of year                                  $  1,060,672         $  1,979,985         $  1,531,165
                                                                          ============         ============         ============

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATION

Sage Life Assurance of America, Inc. (the "Company") is domiciled in Delaware and is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("SLHA"). SLHA is owned 9.9% by Life Reassurance Corporation of America ("Life Re"), an affiliate of Swiss Re Life and Health America, Inc. ("Swiss Re") and 90.9% owned by Sage Insurance Group, Inc. ("SIGI"), a wholly-owned indirect subsidiary of Sage Group Limited, a South African company ("Sage Group").

The Company is licensed to write business in all states with the exception of New York. In 1998 the Company formed Sage Life Assurance Company of New York ("Sage New York") as a wholly-owned subsidiary. Sage New York is in the process of obtaining its license in the State of New York.

DESCRIPTION OF BUSINESS

The Company develops and markets variable annuity and variable life insurance products. Sales of these products to the retail public are made by registered representatives of unaffiliated broker-dealers that have entered into selling agreements with the principal underwriter for the product, Sage Distributors, Inc., an affiliate of the Company.

Significant sales activity began in the third quarter of 2000. Gross sales for 2000 were approximately $21.1 million, a significant amount of which were produced by one broker-dealer, predominantly from residents of the State of Texas. This broker-dealer has recently been purchased by an unaffiliated company and is no longer covered under a selling agreement with the Company.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the consolidated accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions are related to deferred acquisition costs and involve policy lapses, investment return and maintenance expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

INVESTMENTS

The Company has classified all of its fixed maturity investments as available-for-sale. Those investments are carried at fair value and changes in unrealized gains and losses are reported as a component of stockholder's equity, net of applicable deferred federal income taxes. Fair values are determined by quoted market prices.

Short-term investments are carried at amortized cost, which approximates fair value.

                      Sage Life Assurance of America, Inc.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED ACQUISITION COSTS

The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being deferred net of reinsurance. These costs include commissions, costs of contract issuance, and certain selling expenses. These costs are being amortized generally in proportion to expected gross profits from surrender charges, policy and asset based fees and mortality and expense margins. This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.

REINSURANCE

During 2000, the Company entered into a modified coinsurance agreement (the "Modco Agreement") with Life Re. Under the Modco Agreement, the Company cedes a quota share of the premiums related to all of its variable business to Life Re. The Modco Agreement provides the Company with additional capacity for growth in supporting the cash strain from the Company's variable business.

In addition, the Company has entered into reinsurance arrangements that reinsure certain morality risks associated with the death benefit and accidental death benefit features of the contracts as well as other contract guarantees.

Reinsurance contracts are accounted for in a manner consistent with the underlying contracts. The deferred gain from the Modco Agreement in the accompanying balance sheets represents the unamortized commission received by the Company in excess of the quota share percentage. Such gain is amortized in relation to the estimated gross profits of the related business. Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis.

Reinsurance does not relieve the Company from its obligations to contract owners. The Company remains primarily liable to the contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

SEPARATE ACCOUNTS

The separate account assets and liabilities reported in the accompanying balance sheets represent funds that are separately administered, principally for the benefit of certain contract owners who bear the investment risk. The separate account assets and liabilities are carried at fair value based on quoted market prices. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account contract owners, are excluded from the amounts reported in the accompanying statements of operations.

At December 31, 2000 the separate account liabilities included approximately $17.8 million relating to annuity contracts for which the contract owner is guaranteed a fixed rate of return. Separate account assets of the same amount held in support of these annuity contracts consist of bonds, short-term securities, transfers due from the general account and cash and cash equivalents.

CONTRACT LIABILITIES

The Company has no contract liabilities in its general account at December 31, 2000 and 1999. All contract liabilities are in the separate account and are comprised of all payments received adjusted for investment experience, contract owner charges, assessments and withdrawals related to the underlying insurance contracts.

                      Sage Life Assurance of America, Inc.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUE AND CONTRACT BENEFITS

Revenues for variable annuity contracts consist of charges against contract owner account values for mortality and expense risks, administration fees, surrender charges and annual maintenance fees. Revenues for variable life insurance contracts consist of charges against contract owner account values for mortality and expense risks, administration fees, cost of insurance fees, surrender charges and annual maintenance fees. Benefit reserves for variable annuity and variable life insurance contracts represent the account values of the contracts and are included in the separate account liabilities.

The Company defers the non-level portions of mortality and expense risk fees and annual maintenance fees as unearned revenue. Such revenue is recognized generally in proportion to expected gross profits on the underlying business.

In addition, the Company recognizes as revenue the difference between the amount of investment income credited on the portion of account values allocated by contract owners to market value adjusted fixed options under variable life and annuity contracts and the income earned on the underlying investments.

CAPITALIZED SOFTWARE

Capitalized software includes certain internal and external costs incurred in connection with the development of the Company's internet site and modifications to enhance the functionality of the administrative systems used to process the Company's business. Such costs are being amortized on a straight-line basis over five years. Accumulated amortization expense at December 31, 2000 was approximately $23,000.

GOODWILL

On December 31, 1996 the Company was purchased by SIGI from Security First Life Insurance Company. The amount paid in excess of the acquired assets is recorded as goodwill and is being amortized on a straight-line basis over thirty years. The carrying value of goodwill is regularly reviewed for indications of impairment in value. The Company utilizes sales forecasts to project future distributable earnings as a basis for an indication of impairment in the goodwill. These current projections warrant no action to be taken in regards to any goodwill impairment. Accumulated amortization at December 31, 2000 and 1999 was approximately $938,000 and $704,000, respectively.

DEVELOPMENT EXPENSES

Costs incurred in the development of the Company's products, systems and distribution channels are classified as development expenses. These non-recurring expenses are comprised primarily of legal and consulting fees. Prior to January 1, 1999, development costs were being capitalized and amortized on a straight-line basis over fifteen years. Pursuant to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", the Company is required to charge to expense all development costs incurred. In addition, the Company was required to write-off any unamortized capitalized development costs on January 1, 1999. The one time write-off of the unamortized capitalized development expenses was $4,269,488.

FEDERAL INCOME TAXES

Federal income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                      Sage Life Assurance of America, Inc.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date on year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Whereas, the Company does not have any derivatives, no import upon adoption of this Statement has been recorded.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statement amounts to conform to the 2000 presentation.

2. INVESTMENTS

Investments in fixed maturity securities at December 31 consist of the following:

                                                     GROSS            GROSS
                                  AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                    COST             GAINS            LOSSES          VALUE
                                    ----             -----            ------          -----
2000
U.S. Government obligations      $ 7,075,997      $    17,991      $   159,070      $ 6,934,918
Corporate obligations              8,015,742            9,093          298,984        7,725,851
                                 -----------      -----------      -----------      -----------
                                 $15,091,739      $    27,084      $   458,054      $14,660,769
                                 ===========      ===========      ===========      ===========
1999
U.S. Government obligations      $ 9,250,709      $    21,930      $   641,593      $ 8,631,046
Corporate obligations              8,036,278               --          487,574        7,548,704
                                 -----------      -----------      -----------      -----------
                                 $17,286,987      $    21,930      $ 1,129,167      $16,179,750
                                 ===========      ===========      ===========      ===========

The amortized cost and fair value of fixed maturity securities by contractual maturity at December 31, 2000 are summarized below. Actual maturities will differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                      Sage Life Assurance of America, Inc.

2. INVESTMENTS (CONTINUED)

                                              AMORTIZED           FAIR
                                                COST             VALUE
                                                ----             -----
Due in one year or less                     $   499,804      $   499,491
Due after one year through five years         7,084,672        6,968,789
Due after five years through ten years        7,507,263        7,192,489
                                            -----------      -----------
Total                                       $15,091,739      $14,660,769
                                            ===========      ===========

Investment income by major category of investment is summarized as follows:

                                           2000              1999              1998
                                           ----              ----              ----
Fixed maturity securities              $ 1,066,873       $   907,068       $   261,781
Short-term investments                     750,988           438,951           787,873
Cash and cash equivalents                  112,630            22,416           239,700
                                       -----------       -----------       -----------
Total investment income                  1,930,491         1,368,435         1,289,354
Interest credited on fixed option         (474,624)               --                --
Investment expenses                        (87,317)          (78,239)          (45,832)
                                       -----------       -----------       -----------
Net investment income                  $ 1,368,550       $ 1,290,196       $ 1,243,522
                                       ===========       ===========       ===========

At December 31, 2000 securities with an amortized cost and fair value of approximately $6.6 million and $6.4 million, respectively, were held by trustees in various amounts in accordance with the statutory requirements of certain states in which the Company is licensed to conduct business.

3.  MODIFIED COINSURANCE AGREEMENT

Under the Modco Agreement, the Company cedes a quota share of the premiums related to all of its variable business to Life Re.

During 2000 the Company ceded approximately $14.1 million in variable annuity premiums to Life Re. Contract charges and fees for 2000 are net of approximately $8 thousand ceded to Life Re.

4.  FEDERAL INCOME TAXES

The Company files a separate life insurance company Federal income tax return and will continue to do so through the year 2001. Beginning in 2002, the Company will be included in the consolidated Federal income tax return of Sage Holdings (U.S.A.), Inc. and its subsidiaries.

The provision for Federal income taxes varies from the amount which would be computed using the Federal statutory income tax rate as follows:

                                                             2000              1999              1998
                                                             ----              ----              ----
Pre-tax loss                                             $(4,752,449)      $(8,696,414)      $  (568,974)
Application of the Federal statutory tax rate - 34%       (1,615,833)       (2,956,781)         (193,451)
Change in valuation allowance                              1,614,188         2,907,523           193,451
Other                                                          1,645            49,258                --
                                                         -----------       -----------       -----------
Total income tax provision                               $        --       $        --       $        --
                                                         ===========       ===========       ===========

                      Sage Life Assurance of America, Inc.

4.  FEDERAL INCOME TAXES (CONTINUED)

The Company's deferred tax assets and liabilities are comprised of the following at December 31:

                                                          2000              1999
                                                          ----              ----
Deferred tax assets:
   Net operating loss carryforwards                    $ 5,132,087       $ 3,501,308
   Unrealized loss on depreciation of investments          146,530           376,461
   Reserves                                                 37,732                --
   Deferred gain from Modco Agreement                      108,130                --
   Other                                                    40,255                --
                                                       -----------       -----------
Total deferred tax assets                                5,464,734         3,877,769
Deferred tax liabilities:
   Goodwill                                               (304,214)         (261,185)
   Deferred policy acquisition costs                      (116,926)               --
   Other                                                   (30,319)          (19,617)
                                                       -----------       -----------
Total deferred tax liabilities                            (451,459)         (280,802)
Valuation allowance for deferred tax assets             (4,866,745)       (3,220,506)
                                                       -----------       -----------
Net deferred tax asset                                 $   146,530       $   376,461
                                                       ===========       ===========

Based upon the lack of historical operating earnings and the uncertainty of operating earnings in the future, management has determined that it is not more likely than not that the deferred tax assets will be fully recognized. Accordingly, a valuation allowance has been recorded.

The Company has a separate company net operating loss carryforward of approximately $15.1 million at December 31, 2000, which expires between 2012 and 2015.

5. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

Statutory-basis net (loss) income and capital and surplus of the Company are as follows:

                             2000               1999               1998
                             ----               ----               ----
Net (loss) income        $ (1,948,877)      $   (389,023)      $     27,002
Capital and surplus        26,505,917         25,973,744         25,609,097

The National Association of Insurance Commissioners ("NAIC") requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention. The RBC model law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. At December 31, 2000, the Company's total adjusted capital exceeded RBC requirements.

The Company is subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, the Company must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards policyholders as of the prior year-end and statutory net income less realized capital gains for such prior year. Dividends may be paid by the Company only out of earned surplus. In addition, the Company must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. At December 31, 2000, the Company could not pay a dividend to SLHA without prior approval from state regulatory authorities as the Company currently does not have earned surplus.

                      Sage Life Assurance of America, Inc.

5. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS (CONTINUED)

The Company's statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Delaware Insurance Department. Currently, "prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the NAIC's Accounting Practices and Procedures Manual and a variety of NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

The NAIC has revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. Delaware has adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting principles adopted to conform to the revised Accounting Practices and Procedures Manual will be reported as and adjustment to surplus as of January 1, 2001. Management believes the effect of these changes will not result in a significant reduction in the Company's statutory-basis capital and surplus.

6. RELATED PARTY TRANSACTIONS

The Company has a cost sharing agreement with SIGI whereby the entities share personnel costs, office rent and equipment costs. These costs are allocated between the companies based upon the estimated time worked, square footage of space utilized and upon estimated usage of equipment, respectively. General and administrative expenses in the accompanying financial statements reflect reductions of approximately $2.1 million, $0.9 million, and $0.2 million in 2000, 1999 and 1998, respectively, for amounts allocated to SIGI under this agreement. At December 31, 2000 and 1999 amounts due from SIGI under this agreement were approximately $989 thousand and $594 thousand, respectively.

The Company receives administrative fees for investments held under management by Sage Advisors, Inc. ("Sage Advisors"), an affiliated company. Sage Advisors is the investment advisor for the Sage Life Investment Trust (the "Trust"). The Trust is comprised of five investment funds that are available to variable contract owners of the Company. Income received from Sage Advisors was approximately $50 thousand and $38 thousand in 2000 and 1999, respectively. The Trust was formed in 1999 so no amount was received in 1998. At December 31, 2000 and 1999, approximately $4 thousand and $38 thousand respectively, was due from Sage Advisors.

7.  COMMITMENTS

The Company has made a commitment to the Michigan Department of Insurance to maintain statutory-basis capital and surplus at an amount not less than $25 million in order to remain a licensed insurer in that state. Subsequent to that commitment, SLHA entered into a preferred stock agreement with Life Re whereby the Company is also required to maintain statutory-basis capital and surplus of not less than $25 million.

8.  EMPLOYEE BENEFITS

After completion of one year of service with the Company, all employees participate in a defined contribution pension plan (the "Plan") sponsored by SIGI. Under the Plan, benefits are based on a percentage of base annual salary and are vested 100% after three years of service with the Company. All contributions to the plan are directly expensed at the time of contribution and amounted to approximately $77,500, $69,600 and $78,300 in 2000, 1999 and 1998,
respectively.

                      Sage Life Assurance of America, Inc.

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes information with respect to the operations of the Company on a quarterly basis:

(in thousands)                                    THREE MONTHS ENDED
                                 MARCH 31      JUNE 30       SEPTEMBER 30     DECEMBER 31
                                 --------      -------       ------------     -----------
2000
Net investment income            $   359       $   259         $   421         $   330
Total revenues                       374           270             431             348
Total benefits and expenses        1,888         1,029           2,221           1,038
Net loss                          (1,514)         (759)         (1,790)           (690)

1999
Net investment income            $   317       $   315         $   319         $   339
Total revenues                       317           330             332             350
Total benefits and expenses        1,083         1,413           1,468           1,791
Net loss                          (5,036)       (1,083)         (1,136)         (1,441)

Third quarter of 2000 amounts in the above summary reflect a reclassification of interest credited on the fixed option from benefits to revenues to conform with the presentation in the accompanying financial statements. The large net loss in the first quarter 1999 is due to the write-off of unamortized capitalized development costs pursuant to the adoption of SOP 98-5.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                   SCHEDULE IV

                                   REINSURANCE

                                                                    Ceded to     Assumed                   Percentage of
                                                      Gross          Other      From Other                 Amount Assumed
                                                      Amount       Companies    Companies     Net Amount       to Net
                                                      ------       ---------    ---------     ----------       ------
FOR THE YEAR ENDED DECEMBER 31, 2000
   Life insurance in force                           $266,424      $125,774     $    --        $140,650         0%
                                                     ========      ========     =======        ========      ========
   PREMIUMS AND OTHER CONSIDERATIONS
      Life insurance and annuities                   $ 13,050      $  8,325     $    --        $  4,725         0%
      Accident and health insurance                        --            --          --              --         0%
                                                     --------      --------     -------        --------      --------
        TOTAL PREMIUMS AND OTHER CONSIDERATIONS      $ 13,050      $  8,325     $    --        $  4,725         0%
                                                     ========      ========     =======        ========      ========

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

                        Sage Life Assurance of America, Inc.

                         /s/  Jeffrey C. Gordon
                              Jeffrey C. Gordon
                         Senior Vice President and
                           Chief Financial Officer
                         (Principal Financial Officer)

                         /s/ James F. Renz
                            James F. Renz
                         Vice President - Accounting and Finance
                           (Chief Accounting Officer)

Date: April 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       SIGNATURE AND TITLE                                         DATE
                       -------------------                                         ----
                       /s/ RONALD S. SCOWBY                                   April 12, 2001
                       --------------------
                         Ronald S. Scowby
                      Chairman of the Board

                       /s/ ROBIN I. MARSDEN                                   April 12, 2001
                       --------------------
                         Robin I. Marsden
                President, Chief Executive Officer
                           and Director
                  (Principal Executive Officer)

                        /s/ H. LOUIS SHILL                                    April 12, 2001
                        ------------------
                          H. Louis Shill
                             Director

                        /s/ PAUL C. MEYER                                     April 12, 2001
                        -----------------
                          Paul C. Meyer
                             Director

                       /s/ RICHARD D. STARR                                   April 12, 2001
                       --------------------
                         Richard D. Starr
                             Director

                      /s/ DR. MEYER FELDBERG                                  April 12, 2001
                      ----------------------
                        Dr. Meyer Feldberg
                             Director

                       /s/ JOHN A. BENNING                                    April 12, 2001
                       -------------------
                         John A. Benning
                             Director

                     /s/ MITCHELL R. KATCHER                                  April 12, 2001
                     -----------------------
                       Mitchell R. Katcher
              Senior Executive Vice President, Chief
                       Actuary and Director

                                  EXHIBIT INDEX


Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Sage Life under the Securities Act of 1933, as amended, and are hereby incorporated by reference to such statements.


EXHIBIT NO.                              DESCRIPTION
3.1               Articles of Incorporation of Sage Life, as amended to date
                  (Exhibit 6 to the Registration Statement on Form N-4 (File
                  No.333-43329) dated December 24, 1997).

3.2 By-Laws of Sage Life, as amended to date (Exhibit 6 to the Registration Statement on Form N-4 (File No.333-43329) dated
                  December 24, 1997.

10.1              Services Agreement with Financial Administrative Services,
                  Inc. (Exhibit 8 to Pre-Effective Amendment No.2 to the
                  Registration Statement on Form N-4 (File No.333-43329) dated
                  January 28, 1999.

10.2*             Reinsurance Agreement (Modified Coinsurance Treaty) with Life
                  Reassurance Corporation of America. Confidential treatment has been requested for portions of this document.

10.3*+            Employment Agreement with Robin I. Marsden.

10.4*+            Employment Agreement with Mitchell R. Katcher.

10.5*+            Employment Agreement with Lincoln B. Yersin.

10.6*+            Sage Insurance Group, Inc. Non-qualified Compensation Plan.

10.7*+            Sage Insurance Group Rabbi Trust Agreement

21*               Subsidiaries of Sage Life Assurance of America, Inc.

-------------

*   Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).