Form 10-Q
period 2001-03-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2001-05-15
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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
(STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION)

 300 ATLANTIC STREET, STAMFORD, CONNECTICUT                  06901
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)                (ZIP CODE)


                                 (203) 602-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 15, 2001 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS
                                -----------------

Part I.  Financial Information                                                                                     Page

 Item 1.   Consolidated Financial Statements



           Consolidated Balance Sheets as of March 31, 2001 (unaudited) and                                          3
           December 31, 2000



           Consolidated Statements of Operations for the Three Month Periods                                         4
           Ended March 31, 2001 and 2000 (unaudited)



           Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2001 and
           2000 (unaudited)                                                                                          5



           Notes to Consolidated Financial Statements                                                                6



 Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition                      7



 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                 8


Part II.  Other Information

 Item 1.  Legal Proceedings                                                                                    Not Applicable

 Item 2.  Changes in Securities and Use of Proceeds                                                            Not Applicable

 Item 3.  Defaults upon Senior Securities                                                                      Not Applicable

 Item 4.  Submission of Matters to Vote of Security Holders                                                    Not Applicable

 Item 5.  Other Information                                                                                    Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K                                                                           8

 Signatures                                                                                                          9


                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,
                                                                                         2001           DECEMBER 31,
                                                                                      UNAUDITED             2000
                                                                                     -------------------------------
ASSETS
Investments:
  Fixed maturity securities available for sale                                       $14,999,563        $14,660,769
  Short-term investments                                                               8,961,720          8,963,495
                                                                                     -------------------------------
Total investments                                                                     23,961,283         23,624,264

Cash and cash equivalents                                                              1,330,103          1,060,672
Accrued investment income                                                                312,456            243,111
Receivable from affiliates                                                               743,872          1,299,114
Deferred federal income taxes                                                             22,300            146,530
Reinsurance recoverables                                                                 698,792            290,302
Deferred acquisition costs                                                               458,843            343,901
Goodwill                                                                               5,935,916          5,993,678
Capitalized software                                                                     409,988            400,900
Other assets                                                                               8,080             12,580
Separate account assets                                                               26,558,776         21,311,175
                                                                                     -------------------------------
Total assets                                                                         $60,440,409        $54,726,227
                                                                                     ===============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement                                    $ 418,128         $  318,028
  Accrued expenses and other liabilities                                               1,141,571            579,927
  Separate account liabilities                                                        26,558,776         21,311,175
                                                                                     -------------------------------
Total liabilities                                                                     28,118,475         22,209,130

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                                          2,500,000          2,500,000
  Additional paid-in capital                                                          45,607,877         44,671,161
  Deficit                                                                           (15,742,656)       (14,369,623)
  Accumulated other comprehensive loss                                                  (43,287)         (284,441)
                                                                                     -------------------------------
Total stockholder's equity                                                            32,321,934        32,517,097
                                                                                     -------------------------------
Total liabilities and stockholder's equity                                          $ 60,440,409       $54,726,227
                                                                                     ===============================


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             THREE MONTHS          THREE MONTHS
                                                                                                  ENDED                  ENDED
                                                                                            MARCH 31, 2001        MARCH 31, 2000
                                                                                            --------------        --------------
REVENUES:
   Net investment income                                                                         $ 285,760           $  349,661
   Administrative service fees                                                                      20,024               15,000
   Contract charges and fees                                                                         8,660                  614
                                                                                            -----------------------------------
       Total revenues                                                                              314,444              365,275
BENEFITS AND EXPENSES:
    Interest credited on fixed option                                                               14,052                    -
    Development expenses                                                                           154,841              600,328
    Amortization expense                                                                            80,549               58,617
    General and administrative expenses                                                          1,438,035            1,220,343
                                                                                            -----------------------------------
        Total benefits and expenses                                                              1,687,477            1,879,288
                                                                                            -----------------------------------
Net Loss                                                                                     $ (1,373,033)          $(1,514,013)
                                                                                             ==================================



See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            THREE MONTHS         THREE MONTHS
                                                                                               ENDED                     ENDED
                                                                                           MARCH 31, 2001            MARCH 31, 2000
                                                                                           --------------            --------------
OPERATING ACTIVITIES
  Net loss                                                                                 $(1,373,033)              $(1,514,013)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                                       80,549                    58,617
     Amortization of bond discount/premium                                                      26,591                    32,349
     Changes in:
        Accrued investment income                                                              (69,345)                 (133,820)
        Receivable from affiliates                                                             555,242                  (322,960)
        Amounts payable to affiliates                                                               --                   877,658
        Reinsurance recoverables                                                              (408,490)                       --
        Deferred acquisition costs                                                            (114,942)                       --
        Deferred gain from modified coinsurance agreement                                      100,100                        --
        Accrued expenses and other liabilities                                                 561,644                   324,279
        Other assets                                                                             4,500                    (1,663)
                                                                                           -----------               ------------
Net cash used in operating activities                                                         (637,184)                 (679,553)

INVESTING ACTIVITIES
  Software capitalization                                                                      (31,875)                       --
  Net sales (purchases) of short-term investments                                                1,774                  (994,692)
                                                                                           -----------               ------------
Net cash used in investing activities                                                          (30,101)                 (994,692)

FINANCING ACTIVITIES
   Development expenses paid by parent                                                         154,841                   600,328
   Capital contribution from parent                                                            781,875                        --
                                                                                           -----------               ------------
Net cash provided by financing activities                                                      936,716                   600,328
                                                                                           -----------               ------------
Increase (decrease) in cash and cash equivalents                                               269,431                (1,073,917)

Cash and cash equivalents at beginning of year                                               1,060,672                 1,979,985
                                                                                           -----------               ------------
Cash and cash equivalents at end of year                                                   $ 1,330,103               $   906,068
                                                                                           ===========               ============




See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Sage Life Assurance of America, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

2.       COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three months ended March 31, 2001 and 2000 were as follows:

                                                                        2001              2000
                                                                    -----------------------------
Net loss                                                            $(1,373,033)      $(1,514,013)
   Change in unrealized investment gains and losses                     241,154            30,949
                                                                    -----------       -----------
Comprehensive loss                                                  $(1,131,879)      $(1,483,064)
                                                                    ===========       ===========

Accumulated other comprehensive loss at March 31, 2001 and December 31, 2000, consists of unrealized losses of $43,287 and $284,441, respectively, net of related deferred federal income taxes.

3.       MODIFIED COINSURANCE AGREEMENT

During 2000, the Company entered into a modified coinsurance agreement (the "Modco Agreement") with Life Reassurance Corporation of America ("Life Re"), a subsidiary of Swiss Re Life and Health America, Inc. Under the Modco Agreement, the Company cedes a quota share of the premiums related to all of its variable business to Life Re.

For the three months ended March 31, 2001, the Company ceded approximately $4,200,000 in premiums to Life Re. Contract charges and fees for the three months ended March 31, 2001 are net of approximately $17,000 ceded to Life Re. Interest credited on fixed options for the three months ended March 31, 2001 is net of approximately $29,000 ceded to Life Re.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

Sage Insurance Group, Inc. ("SIGI") acquired the Company on December 31, 1996 and, since that date, the Company has been building an infrastructure, obtaining necessary financial ratings, and developing products, systems and administration, to support the commencement of its insurance underwriting and marketing activities. The Company's ongoing business strategy is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Obligations under these Contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. The assets in these separate accounts, which equal the reserves and other liabilities supporting the Contracts to which they relate, are legally segregated from other obligations or creditors of the Company. (Except in California, where the fixed account for the variable life insurance products will be held in the Company's general account.)

The Company's initial marketing focus has been to distribute its products through banks and financial planning companies. More recently, the Company expanded its distribution channels to include regional broker dealers. The Company anticipates that, over the long-term, its distribution channels will expand to include wirehouses.

The Company is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). SIGI owns 90.1% of the common stock of Sage Life Holdings. Life Reassurance Corporation of America ("Life Re"), an affiliate of Swiss Re Life and Health America, Inc. ("Swiss Re"), owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holdings' common stock, Life Re invested $12,500,000 in non-voting non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Life Re exchanged a portion of the preferred stock it acquired for the common stock. Life Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups.

Results of Operations

Gross premiums written (which, under accounting principles generally accepted in the United States, are not reported as revenue) for the three month periods ended March 31, 2001 and March 31, 2000 were approximately $6,000,000 and $96,000, respectively, while net premiums written for the same periods were approximately $1,800,000 and $96,000 respectively. Total revenue decreased slightly for the quarter ended March 31, 2001 as compared to the same period of the prior year primarily due to a decline in the overall interest rates in the Company's bond portfolio.

Prior to the third quarter of 2000, the Company had produced only a limited amount of business as it focused most of its efforts on obtaining the necessary financial ratings and developing the infrastructure necessary for the commencement of its underwriting and marketing activities. The reduction in development expenses and increase in salaries and benefits and insurance expenses and taxes for the three months ended March 31, 2001, as compared to the same period in the prior year, are a direct reflection of the Company's continued progress in the implementation of its strategy and related infrastructure needed to support its operations, including planned growth.

Liquidity and Capital Resources

Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure, and to fund the daily operations of the Company. The Company's cash needs have been met through interest income on the invested assets of the general account as well as through capital contributions from SIGI.

During 2001, the Company expects its cash needs will continue to increase as it expands its underwriting and marketing activities. The Company anticipates that it will be unable to meet all of its liquidity requirements during the year without capital contributions from SIGI. Although not required to do so, the Company believes that SIGI will continue to provide capital for the Company's operations to the extent needed. The Company's future marketing efforts could be adversely affected in the event that SIGI and/or its affiliates are unwilling to commit additional funding.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, inflation and cyclical industry conditions; (ii) governmental and regulatory policies, as well as the judicial environment; (iii) accessibility to reasonably priced reinsurance; (iv) continued financial support from the Company's ultimate parent, Sage Group Limited ("Sage Group"), a South African corporation; (v) increasing competition in the markets in which the Company operates; (vi) changes in generally accepted accounting principles; and (vii) the risks and uncertainties included in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "project", and similar expressions identify forward-looking statements, which speak only as of their dates. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Quarterly Report. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the three months ended March 31, 2001. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2000 Form 10-K.

PART II.  OTHER INFORMATION

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Sage Life Assurance of America, Inc.

                                       /s/ Jeffrey C. Gordon
                                     -----------------------------------
                                     Jeffrey C. Gordon
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                      /s/ James F. Renz
                                     -----------------------------------
                                     James F. Renz
                                     Vice President - Accounting and Finance
                                     (Chief Accounting Officer)


Date:  May 15, 2001