Form 10-Q
period 2001-06-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2001-08-14
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 14, 2001 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

Part I.  Financial Information                                                                                      Page

       Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000                                                                                        3


            Consolidated Statements of Operations for the Three Month  and Six Month Periods Ended June
            30, 2001 and 2000                                                                                        4

            Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2001 and 2000             5

            Notes to Consolidated Financial Statements                                                               6

       Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition                7

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,
                                                                   2001           DECEMBER 31,
                                                                UNAUDITED            2000
                                                               ------------      ------------
ASSETS
Investments:
  Fixed maturity securities available for sale                 $ 14,347,119      $ 14,660,769
  Short-term investments                                          8,970,707         8,963,495
                                                               ------------      ------------
Total investments                                                23,317,826        23,624,264

Cash and cash equivalents                                           947,242         1,060,672
Accrued investment income                                           235,834           243,111
Receivable from affiliates                                        1,245,980         1,700,014
Deferred federal income taxes                                        50,028           146,530
Reinsurance recoverables                                            849,630           290,302
Deferred acquisition costs                                          756,462           343,901
Goodwill                                                          5,891,817         5,993,678
Other assets                                                         24,080            12,580
Separate account assets                                          40,629,068        21,311,175
                                                               ------------      ------------
Total assets                                                   $ 73,947,967      $ 54,726,227
                                                               ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement            $    650,816      $    318,028
  Unearned revenue                                                    5,640               901
  Accrued expenses and other liabilities                          1,147,891           579,026
  Separate account liabilities                                   40,584,905        21,311,175
                                                               ------------      ------------
Total liabilities                                                42,389,252        22,209,130

Stockholder's equity:
  Common stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                     2,500,000         2,500,000
  Additional paid-in capital                                     46,812,134        44,671,161
  Deficit                                                       (17,656,303)      (14,369,623)
  Accumulated other comprehensive loss                              (97,116)         (284,441)
                                                               ------------      ------------
Total stockholder's equity                                       31,558,715        32,517,097
                                                               ------------      ------------
Total liabilities and stockholder's equity                     $ 73,947,967      $ 54,726,227
                                                               ============      ============


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 ------------------                 ----------------
                                         JUNE 30, 2001    JUNE 30, 2000     JUNE 30, 2001   JUNE 30, 2000
                                         -------------    -------------     -------------   -------------
REVENUES:
Net investment income                     $   286,269      $   259,420      $   598,144      $   588,179
Realized capital gains                          7,142               --            7,142               --
Administrative service fees                     8,944           10,000           21,294           25,000
Contract charges and fees                      12,586              732           19,716            1,346
                                          -----------      -----------      -----------      -----------
     Total revenues                           314,941          270,152          646,296          614,525
BENEFITS AND EXPENSES:
Net interest credited on fixed option           4,246               --           18,298               --
Development expenses                           67,404          398,097          222,245          998,423
Amortization expense                           44,099           58,617          101,861          117,234
General and administrative expenses         2,112,840          572,750        3,590,572        1,771,638
                                          -----------      -----------      -----------      -----------
     Total benefits and expenses            2,228,589        1,029,464        3,932,976        2,887,295
                                          -----------      -----------      -----------      -----------
 Net loss                                 $(1,913,648)     $  (759,312)     $(3,286,680)     $(2,272,770)
                                          ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                                ----------------   ----------------
                                                                                  JUNE 30, 2001     JUNE 30, 2000
                                                                                  -------------     -------------
OPERATING ACTIVITIES
  Net loss                                                                         $(3,286,680)     $(2,272,770)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization expense                                                              101,861          117,234
     Amortization of bond discount/premium                                              53,747           51,993
     Realized capital gains                                                             (7,143)              --
     Changes in:
        Accrued investment income                                                        7,277           19,495
        Receivable from affiliates                                                     454,034          197,781
        Unearned revenue                                                                 4,739               --
        Reinsurance recoverables                                                      (559,328)              --
        Deferred acquisition costs                                                    (412,561)              --
        Deferred gain from modified coinsurance agreement                              332,788               --
        Accrued expenses and other liabilities                                         568,865          614,630
        Other assets                                                                   (11,500)          27,476
                                                                                   -----------      -----------
Net cash used in operating activities                                               (2,753,901)      (1,244,161)

INVESTING ACTIVITIES
  Proceeds from maturities of fixed maturity securities                                506,710               --
  Net purchases of short-term investments                                               (7,212)      (1,904,544)
                                                                                   -----------      -----------
Net cash provided by (used in) investing activities                                    499,498       (1,904,544)

FINANCING ACTIVITIES
   Development expenses paid by parent                                                 222,245          998,423
   Capital contribution from parent                                                  1,918,728          750,000
                                                                                   -----------      -----------
Net cash provided by financing activities                                            2,140,973        1,748,423
                                                                                   -----------      -----------
Decrease in cash and cash equivalents                                                 (113,430)      (1,400,282)

Cash and cash equivalents at beginning of period                                     1,060,672        1,979,985
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $   947,242      $   579,703
                                                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Sage Life Assurance of America, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


2.       NEW ACCOUNTING STANDARD

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), that changes how companies must account for goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment. The provisions of SFAS No. 142 are effective January 1, 2002 for goodwill and other intangible assets acquired before July 1, 2001. Management has not yet completed its evaluation of the impact that adoption of SFAS No. 142 may have on the Company's financial position or results of operations.


3.       COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30                           JUNE 30
                                                       2001             2000             2001             2000
                                                     -----------      -----------      -----------      -----------
Net loss                                             $(1,913,648)     $  (759,312)     $(3,286,680)     $(2,272,770)
Change in unrealized investment gains and losses          53,828           21,044          187,326           51,993
                                                     -----------      -----------      -----------      -----------
Comprehensive loss                                   $(1,859,820)     $  (738,268)     $(3,099,354)     $(2,220,777)
                                                     ===========      ===========      ===========      ===========

Accumulated other comprehensive loss at June 30, 2001 and December 31, 2000, consists of unrealized losses of $97,116 and $284,441, respectively, net of related deferred federal income taxes.

4.   MODIFIED COINSURANCE AGREEMENT

During 2000, the Company entered into a modified coinsurance agreement (the "Modco Agreement") with Life Reassurance Corporation of America ("Life Re"), a subsidiary of Swiss Re Life and Health America, Inc. Under the Modco Agreement, the Company cedes a quota share of the premiums related to all of its variable business to Life Re.

For the three and six months ended June 30, 2001, the Company ceded approximately $10,024,000 and $14,182,000, respectively, in premiums to Life Re. Contract charges and fees for the three and six months ended June 30, 2001 are net of approximately $33,000 and $50,000, respectively, ceded to Life Re. Interest credited on fixed option for the three and six months ended June 30, 2001 is net of approximately $16,000 and $45,000, respectively, ceded to Life Re.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

Sage Insurance Group, Inc. ("SIGI") acquired the Company on December 31, 1996 and, since that date, the Company has been building an infrastructure, obtaining necessary financial ratings, and developing products, systems and administration to support its insurance underwriting and marketing activities. The Company's ongoing business strategy is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Obligations under these Contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. The assets in these separate accounts supporting the Contracts to which they relate, are not chargeable with liabilities arising out of any other business the Company may conduct.

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

Results of Operations

Gross premiums written (which are not reported as revenues under accounting principles generally accepted in the United States) for the three and six month periods ended June 30, 2001 were approximately $14,214,000 and $20,180,000, respectively, compared to $2,196,000 and $2,196,000, respectively, in the prior year. Net premiums written for the three and six month periods ended June 30, 2001 were approximately $4,191,000 and $5,998,000, respectively, compared to $2,196,000 and $2,196,000, respectively, in the prior year.

Prior to the third quarter of 2000, the Company had produced only a limited amount of business as it focused most of its efforts on obtaining the necessary financial ratings and developing the infrastructure necessary for the commencement of its underwriting and marketing activities. The reduction in development expenses and increase in general and administrative expenses for the three and six months ended June 30, 2001, as compared to the same periods in the prior year, are a direct reflection of the Company's continued progress in the implementation of its strategy and related infrastructure needed to support its operations, including planned growth.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the six months ended June 30, 2001. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2000 Form 10-K.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Sage Life Assurance of America, Inc.

                                   /s/ Jeffrey C. Gordon
                                   ------------------------------------
                                   Jeffrey C. Gordon
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                   /s/ James F. Renz
                                   ------------------------------------
                                   James F. Renz
                                   Vice President - Accounting and Finance
                                   (Chief Accounting Officer)


Date: August 14, 2001