Form 10-Q
period 2001-09-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2001-11-14
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes[ ] No

As of November 14, 2001 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS
                                -----------------

Part I.  Financial Information                                                                                     Page


         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000                                                                                  3


                  Consolidated Statements of Operations for the Three-Month  and
                  Nine-Month Periods Ended September 30, 2001 and 2000                                               4

                  Consolidated Statements of Cash Flows for the Nine-Month Periods
                  Ended September 30, 2001 and 2000                                                                  5

                  Notes to Consolidated Financial Statements                                                         6

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                                            7


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         9


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2001               2000
                                                                -------------------------------
                                                                 (UNAUDITED)
ASSETS
Investments:

  Fixed maturity securities available for sale                  $ 14,851,900       $ 14,660,769
  Equity securities available for sale                               867,000                 --
  Short-term investments                                           7,492,228          8,963,495
                                                                -------------------------------
Total investments                                                 23,211,128         23,624,264

Cash and cash equivalents                                            559,904            985,672
Accrued investment income                                            318,396            243,111
Receivable from affiliates                                           971,083          1,700,014
Deferred federal income taxes                                             --            146,530
Reinsurance recoverables                                           1,671,076            290,302
Deferred acquisition costs                                         1,578,154            343,901
Goodwill                                                           5,834,066          5,993,678
Other assets                                                         432,307             87,580
Separate account assets                                           56,044,344         21,311,175
                                                                -------------------------------
Total assets                                                    $ 90,620,458       $ 54,726,227
                                                                -------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

  Deferred gain from modified coinsurance agreement             $  1,094,826       $    318,028


  Unearned revenue                                                    12,856                901
  Accrued expenses and other liabilities                           1,167,795            579,026
  Deferred federal income taxes                                       52,104                 --
  Separate account liabilities                                    55,999,300         21,311,175
                                                                -------------------------------
Total liabilities                                                 58,326,881         22,209,130

Stockholder's equity:
  Common stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                      2,500,000          2,500,000
  Additional paid-in capital                                      49,270,180         44,671,161
  Deficit                                                        (19,577,744)       (14,369,623)
  Accumulated other comprehensive gain (loss)                        101,141           (284,441)
                                                                -------------------------------
  Total stockholder's equity                                      32,293,577         32,517,097
                                                                -------------------------------
  Total liabilities and stockholder's equity                    $ 90,620,458       $ 54,726,227
                                                                ===============================


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30                         SEPTEMBER 30
                                           ------------------------------------------------------------------
                                                 2001             2000              2001              2000
                                           ------------------------------------------------------------------
REVENUES:

Net investment income                      $   501,883       $   479,698       $ 1,762,069       $ 1,162,655
Realized capital gains                              --                --             7,143                --
Administrative service fees                      9,891             8,430            31,184            33,430
Contract charges and fees                       24,249               600            41,497             1,946
                                           ------------------------------------------------------------------
     Total revenues                            536,023           488,728         1,841,893         1,198,031

BENEFITS AND EXPENSES:

Policyholder Benefits                          195,107           155,105           872,978           155,105
Development expenses                           275,397           828,746           497,641         1,827,170
Amortization expense                            57,751            58,617           159,612           175,851
General and administrative expenses          1,929,208         1,237,506         5,519,783         3,103,921
                                           ------------------------------------------------------------------
     Total benefits and expenses             2,457,463         2,279,974         7,050,014         5,262,047
                                           ------------------------------------------------------------------
 Net loss                                  $(1,921,440)      $(1,791,246)      $(5,208,121)      $(4,064,016)
                                           ==================================================================




See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                             2001          2000
                                                                                    -----------------------------
OPERATING ACTIVITIES

  Net loss                                                                          $(5,208,121)      $(4,064,016)
  Adjustments to reconcile net loss to net cash used in operating  activities:
     Amortization expense                                                               159,612           175,851
     Amortization of bond discount/premium                                               81,343            89,021
     Realized capital gains                                                              (7,143)               --
     Changes in:
        Accrued investment income                                                       (75,285)          (62,259)
        Receivable from affiliates                                                      728,931          (332,150)
        Unearned revenue                                                                 11,955
        Reinsurance recoverables                                                     (1,380,774)         (733,512)
        Deferred acquisition costs                                                   (1,234,253)         (109,261)
        Deferred gain from modified coinsurance agreement                               776,798           258,001
        Accrued expenses and other liabilities                                          588,769           634,448
        Other assets                                                                   (362,596)          (33,689)
                                                                                    -----------------------------
Net cash used in operating activities                                                (5,920,763)       (4,177,566)

INVESTING ACTIVITIES

  Purchases of fixed maturity securities                                                     --          (455,367)
  Proceeds from sales, maturities and repayments of fixed maturity securities           506,710         2,535,000
  Short-term investments, net                                                         1,471,267        (2,976,912)
                                                                                    -----------------------------
Net cash provided by (used in) investing activities                                   1,977,977          (897,279)

FINANCING ACTIVITIES

   Development expenses paid by parent
   Capital contributions from parent                                                  3,517,019         3,850,545
                                                                                    -----------------------------
Net cash provided by financing activities                                             3,517,019         3,850,545
                                                                                    -----------------------------
Decrease in cash and cash equivalents                                                  (425,768)       (1,224,300)
Cash and cash equivalents at beginning of period                                        985,672         1,979,985
                                                                                    -----------------------------
Cash and cash equivalents at end of period                                          $   559,904       $   755,685
                                                                                    =============================




See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sage Life Assurance of America, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2001. Application of the nonamortization provisions of the Statement is expected to result in a reduction of expenses of approximately $235,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.       COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30                         SEPTEMBER 30
                                         -----------------------------------------------------------------
                                             2001              2000              2001               2000
                                         -----------------------------------------------------------------
Net loss                                 $(1,921,440)      $(1,791,246)      $(5,208,121)      $(4,064,016)
Change in unrealized gains                   198,256           156,081           385,582           208,074
                                         -----------------------------------------------------------------
Comprehensive loss                       $(1,723,184)      $(1,635,165)      $(4,822,539)      $(3,855,942)
                                         =================================================================

Accumulated other comprehensive gain (loss) at September 30, 2001 and December 31, 2000, consisted of unrealized gains (losses) of $101,141 and ($284,441), respectively, net of related deferred federal income taxes.

4.   MODIFIED COINSURANCE AGREEMENT

During 2000, the Company entered into a modified coinsurance agreement (the "Modco Agreement") with Life Reassurance Corporation of America ("Life Re"), a subsidiary of Swiss Re Life and Health America, Inc. Under the Modco Agreement, the Company cedes a quota share of the premiums related to all of its variable business to Life Re.

For the three and nine months ended September 30, 2001, the Company ceded approximately $18,331,000 and $32,513,000, respectively, in premiums to Life Re compared to approximately $10,818,000 and $10,818,000 , respectively, in the prior year. Contract charges and fees for the three and nine months ended September 30, 2001 are net of approximately $78,000 and $128,000, respectively, ceded to Life Re, compared to approximately $2,000 and $3,000, respectively, in the prior year. Policyholder benefits for the three and nine months ended September 30, 2001 are net of approximately $113,000 and $158,000, respectively, ceded to Life Re, compared to approximately $45,000 and $46,000, respectively, for the prior year.

5.  NON-CASH CAPITAL CONTRIBUTION

During the quarter ended September 30, 2001, the Company's parent contributed equity securities with a fair value of $1,082,000 to the Company. Such equity securities represent seed money in two funds sponsored by Sage Life Investment Trust.

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

Results of Operations

Gross premiums written (which are not reported as revenues under accounting principles generally accepted in the United States) for the three and nine months ended September 30, 2001 were approximately $25,904,000 and $46,084,000, respectively, compared to $13,531,000 and $15,687,000, respectively, in the prior year. Net premiums written for the three and nine months ended September 30, 2001 were approximately $7,573,000 and $13,571,000, respectively, compared to $2,713,000 and $4,869,000, respectively, in the prior year.

Net investment income increased substantially for the nine months ended September 30, 2001 compared to the same period in 2000. This amount includes interest earned on separate account assets allocated to the fixed option by contract owners. The significant increase in net investment income and policyholder benefits reflects the effect of the increase in total separate account assets allocated to the fixed option. Prior to the third quarter of 2000, the Company had produced only a limited amount of business as it focused most of its efforts on obtaining the necessary financial ratings and developing the infrastructure necessary for the commencement of its underwriting and marketing activities. The reduction in development expenses and increase in general and administrative expenses for the three and nine months ended September 30, 2001, as compared to the same periods in the prior year, are a direct reflection of the Company's continued progress in the implementation of its strategy and related infrastructure needed to support its operations, including planned growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the nine months ended September 30, 2001. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2000 Form 10-K.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Sage Life Assurance of America, Inc.

                                /s/ Jeffrey C. Gordon
                                ------------------------------------------------
                                    Jeffrey C. Gordon

                                Senior Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer)


                                /s/ James F. Renz
                                ------------------------------------------------
                                    James F. Renz
                                Vice President - Accounting and Finance
                                (Chief Accounting Officer)

Date: November 14, 2001