Form 10-K
period 2001-12-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2002-04-15
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of April 15, 2002 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, equity market performance, inflation and cyclical industry conditions; (ii) governmental and regulatory policies, as well as the judicial environment; (iii) accessibility to reasonably priced reinsurance; (iv) continued financial support from the Company's ultimate parent, Sage Group Limited ("Sage Group"), a South African corporation and the ability of the Company and/or its affiliates to access additional capital; (v) increasing competition in the markets in which the Company operates; (vi) changes in generally accepted accounting principles; and (vii) the risks and uncertainties included in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "project", and similar expressions identify forward-looking statements, which speak only as of their dates. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Annual Report. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I

Item 1.    Business                                                                                         4

Item 2.    Properties                                                                                       5

Item 3.    Legal Proceedings                                                                                5

Item 4.    Submission of Matters to a Vote of Security Holders                                              5

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                            6

Item 6.    Selected Financial Data                                                                          6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations            7

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                       10

Item 8.    Financial Statements                                                                             11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                            11

PART III

Item 10.   Directors and Executive Officers of the Registrant                                               12

Item 11.   Executive Compensation                                                                           14

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                   16

Item 13.   Certain Relationships and Related Transactions                                                   16

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 17

PART I

ITEM 1.  BUSINESS

         General

         Sage Life Assurance of America, Inc. ("Sage Life" or "the Company" or "We") is a stock life insurance company incorporated in Delaware in 1981 with its principal offices in Stamford, Connecticut. We have licenses to conduct an insurance business in 49 states and the District of Columbia. The Company is authorized to write variable annuity contracts in all jurisdictions in which it is licensed, and is authorized to write variable life insurance in all but three states. Although the Company is not licensed in New York, its wholly-owned subsidiary, Sage Life Assurance Company of New York ("Sage New York") has applied to the New York Insurance Department for an insurance license.

         We are a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). Sage Insurance Group Inc. ("SIGI") owns 90.1% of the common stock of Sage Life Holdings. Swiss Re Life and Health America, Inc. ("Swiss Re" formerly Life Reassurance Corporation of America), owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holdings' common stock, Swiss Re invested $12,500,000 in non-voting non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of the preferred stock it acquired for the common stock. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups.

         SIGI is a wholly-owned, indirect subsidiary of Sage Group Limited ("Sage Group"), a South African corporation quoted on the Johannesburg Stock Exchange. Sage Group is a holding company with a thirty-six year history of extensive operating experience in mutual funds, life assurance and investment management. Sage Group has directly and indirectly engaged in insurance marketing activities in the United States since 1977. In addition to its U.S. and South African activities, Sage Group also provides insurance products to non-U.S. citizens through its indirect subsidiary, Sage Life (Bermuda), Ltd.

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

         Products and Distribution

         Our ongoing business strategy is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Our obligations under these Contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. The assets in these separate accounts supporting the Contracts to which they relate are not chargeable with liabilities arising out of any other business we may conduct.

         Our initial marketing focus has been to distribute our products through banks and financial planning companies and regional broker-dealers. We anticipate that, over the long-term, our distribution channels will expand to include wirehouses.

         Rating Agencies

         The Company's financial ratings are important in its ability to accumulate and retain assets. The Company is rated "A" (Excellent) by A.M. Best and "AA-" (Very Strong) by Fitch Ratings. Rating agencies periodically review the ratings they issue for any required changes. These ratings reflect the opinion of the rating agency as to the relative financial strength of the Company and its ability to meet its contractual obligations to its contract owners. Many financial institutions and broker-dealers focus on these ratings in determining whether to market an insurer's variable products. If any of our ratings were downgraded from their current levels, sales of our products and our relationships with distributors could be adversely affected.

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

         Employees

         At December 31, 2001, we had 65 salaried employees. Many of these employees also perform duties for affiliated companies.

ITEM 2.  PROPERTIES

         We maintain our corporate offices in space leased by SIGI. SIGI currently leases approximately 31,000 square feet and affiliated companies also occupy the space with us.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this filing, neither we nor our subsidiary is involved in any lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         All of the Company's outstanding shares are owned by Sage Life Holdings. The Company did not pay any dividends to its parent in 2001, 2000 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes information with respect to our operations. The selected financial data should be read in conjunction with the financial statements and the notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts presented in the following table were derived from our financial statements for the periods indicated and certain amounts have been reclassified to conform to the 2001 presentation.

                                                  2001            2000           1999            1998            1997
                                             ---------------- -------------- -------------- --------------- ---------------
        STATEMENT OF OPERATIONS DATA:
        Revenues:
           Net investment income              $  2,108,497     $ 1,888,172     $ 1,290,19  $  1,243,522      $    989,494
           Realized capital gains                   14,088               -              -             -                 -
           Administrative service fees              39,260          49,940         37,671             -                 -
           Contract charges and fees               108,986           3,979            861             -                 -
                                             ---------------- -------------- -------------- --------------- ---------------
               Total revenues                    2,270,831       1,942,091      1,328,728     1,243,522           989,494

        Benefits and expenses:
           Contract owner benefits               1,078,918         490,964              -             -                 -
           Acquisition expenses                    (50,182)              -              -             -                 -
           Goodwill amortization expense           217,378         234,468        234,468       548,818           325,406
           General and administrative            8,303,361       5,969,108      5,521,186     1,263,678         1,015,874
           expenses
                                             ---------------- -------------- -------------- --------------- ---------------
               Total benefits and expenses       9,549,475       6,694,540      5,755,654     1,812,496         1,341,280
                                             ---------------- -------------- -------------- --------------- ---------------
        Loss before cumulative effect           (7,278,644)     (4,752,449)    (4,426,926)     (568,974)         (351,786)
        adjustment

        Cumulative effect adjustment for
           change in accounting for
           development costs                             -               -     (4,269,488)            -                 -
                                             ---------------- -------------- -------------- --------------- ---------------
                Net loss                      $ (7,278,644)   $ (4,752,449)   $(8,696,414)   $ (568,974)     $   (351,786)
                                             ================ ============== ============== =============== ===============

        Written Premiums  (1)
               Gross                          $ 68,900,272    $ 21,109,921    $    79,942    $        -      $          -
                                             ================ ============== ============== =============== ===============
               Net                            $ 28,930,652    $  7,003,766    $    75,742    $        -      $          -
                                             ================ ============== ============== =============== ===============

        BALANCES SHEET DATA:
        Total Assets                          $114,237,585    $ 54,726,227    $31,736,580    $36,542,531     $ 36,688,739
                                             ================ ============== ============== =============== ===============
        Total Liabilities                     $ 82,330,012    $ 22,209,130    $   233,435    $    70,474     $  3,486,311
                                             ================ ============== ============== =============== ===============
        Total Stockholder's Equity            $ 31,907,573    $ 32,517,097    $31,503,145    $36,472,057     $ 33,202,428
                                             ================ ============== ============== =============== ===============

         (1) Under accounting principles generally accepted in the United States, premiums are not reported as revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto and Item 6, Selected Financial Data.

         Results of Operations

         Contract owners pay us contract charges and fees, while the fund managers pay us administrative fees. These administrative fees, and most of the charges received from contract owners, are based on underlying variable and fixed account values. Therefore, these fees and charges vary with the amount of premiums we have received and investment performance of the funds. Annual contract charges we receive from contract owners are flat fees assessed on each contract's anniversary date. Accordingly, they vary according to the number of contracts in force during the course of the year.

         Net investment income includes interest earned on separate account assets allocated to options in the fixed account by contract owners. The increases in net investment income and contract owner benefits reflect the increase in total separate account assets supporting the options in the fixed account.

         Before June 30, 2000, we sold a limited number of contracts as we focused most of our efforts on obtaining ratings from rating agencies and developing the staff, systems and other elements necessary for us to begin our underwriting and marketing activities. Although premiums continue to show significant growth, they are still well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income continues to represent most of our revenues. We expect net investment income will continue to represent the majority of our revenues for the next several years as our sales and related variable and fixed account assets grow.

         The trend of increasing general and administrative expenses reflects our progress in implementing our business strategy and putting in place the necessary staff, systems and other elements needed to support our planned growth. The increase in general and administrative expenses is in large part due to an increase in the number of employees (including several senior positions), which was 65 at December 31, 2001 as compared to 38 at December 31, 2000, and 24 at December 31, 1999.

         We do not currently reflect the benefits of deferred federal income taxes in our results.

         Liquidity and Capital Resources

         Since the beginning of 1997, our primary cash needs have been for the development of our insurance products and related infrastructure and the funding of our daily operations. Our cash needs have been met primarily through capital contributions from Sage Life Holdings, as well as through interest income on the invested assets of the general account.

         We expect that our cash needs will continue in order to support our underwriting and marketing activities. Our ultimate parent, Sage
         Group, a publicly traded South African financial services group, has stated that our operations are of key strategic importance to Sage Group's business plans and that they intend to take the actions necessary to meet our liquidity needs. Sage Group is currently prohibited under South African currency controls from utilizing funds raised in South Africa for our cash needs other than through capital issues in foreign currency. Sage Group's current ability to issue stock outside of South Africa has been hindered by a recent devaluation of the South African rand relative to the United States dollar and a decrease in their stock price reflective of a general decline of financial services stocks in South Africa. Sage Group is actively exploring a variety of alternatives for providing for our current and future cash needs, including by issuing new capital to strategic investors of Sage Life Holdings and/or its affiliates or through the issuance of new Sage Group capital in the international markets. Sage Group and its affiliates are currently engaging in discussions with potential strategic investors and providers of such capital. However, there can be no assurance that Sage Group will be successful in these efforts, as Sage Group has not yet finalized negotiations with any strategic investor.

         Our future marketing efforts and results of operations could be adversely affected if Sage Life Holdings and/or its affiliates are unable to raise additional funding for us. Based on our business expansion plans, Sage Life Holdings and/or its affiliates will require outside financing towards the end of the first quarter of 2003 to enable us to maintain the minimum $25,000,000 capital and surplus requirements stipulated in the terms of the Preferred Stock Agreement with Swiss Re. Under the Preferred Stock Purchase Agreement, as amended, we are required to maintain statutory-basis capital and surplus of at least $25,000,000. Should our statutory-basis capital and surplus fall below $25,000,000, and remain uncured for 60 days, the Preferred Stock Purchase Agreement provides that, subject to obtaining regulatory approval, each share of preferred stock shall be entitled to a number of votes sufficient to provide preferred shareholders 51% of the voting interest in Sage Life Holdings, our direct parent. Should this occur, there can be no assurance that our current business strategy will be maintained. In addition, we have made a commitment to the Michigan Insurance Department to maintain a statutory capital and surplus of at least $25,000,000.

         With regard to contract owners, our obligation under their contracts are supported by (1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investment held in separate accounts. The assets in these separate accounts, supporting the contracts to which they relate, are not chargeable with any of our other liabilities.

         Reinsurance

         In 2000, we entered into a modified coinsurance agreement (the "Modco Agreement") with Swiss Re. Under the Modco Agreement we cede a significant portion of our variable business to Swiss Re. This arrangement provides us with additional capacity for growth of the variable insurance business.

         In addition, we have entered into reinsurance arrangements that reinsure certain mortality risks associated with the death benefit and accidental death benefit features of the contracts, as well as other contract guarantees. We use only highly rated reinsurance companies to reinsure these risks

         Reinsurance does not relieve us from our obligations to contract owners. We remain primarily liable to the contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

         Reserves

         The insurance laws and regulations under which we operate obligate us to record, as liabilities, actuarially determined reserves to meet our obligations on outstanding contracts. We base our reserves involving life contingencies on mortality tables in general use in the United States. Where applicable, we compute our reserves to equal amounts which, together with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet our contract obligations at their maturities or in the event of the covered person's death.

         Critical Accounting Policies

         We amortize deferred acquisition costs ("DAC"), deferred gain on modified coinsurance agreement, and unearned revenue over the life of our contracts in relation to estimated gross profits ("EGPs"). Both the deferred amounts and the EGPs are net of reinsurance. EGPs are based on assumptions about future contract experience including, persistency, growth rate of elected investment options, and the level of expense required to maintain the contracts. At each balance sheet date, EGPs are replaced with actual gross profits. Future EGPs are also recast taking into account the volume and mix of the contracts actually in force and warranted changes in assumptions about future experience. Finally, amortization is derived based on the combination of actual gross profits to date and the recast EGPs. For 2001, we have replaced EGPs with actual gross profits and EGPs have been recast taking into consideration the volume and mix of contracts in force. Assumptions about future experience have not been revised.

         Investments

         Our cash and invested assets are comprised entirely of investment grade securities, money market funds and equity securities representing seed money in two funds sponsored by Sage Life Investment Trust, a registered investment company offering a series of mutual funds to investors in the Company.

         Dividend Restrictions

         We are subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, we must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards contract owners as of the prior year-end and statutory net income less realized capital gains for such prior year. We may pay dividends only out of earned surplus. In addition, we must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to Sage Life Holdings, within five business days after declaration and at least ten days prior to payment. At December 31, 2001, we could not pay a dividend to Sage Life Holdings without prior approval from state regulatory authorities as we currently do not have earned surplus. Additionally, we have paid no dividends since the commencement of our operations.

         State Regulation

         We are subject to the laws of the State of Delaware governing insurance companies and to the regulations of its Department of Insurance (the "Insurance Department"). Annually, we file a detailed financial statement in the prescribed form (the "Statement") with the Insurance Department covering our operations for the preceding year and our financial condition as of the end of that year. Regulation by the Insurance Department means that it may examine our books and records to determine, among other things, whether reported contract liabilities and reserves are computed in accordance with statutory accounting practices prescribed or permitted by the Insurance Department. The Insurance Department, under the auspices of the National Association of Insurance Commissioners ("NAIC"), periodically conducts a full examination of the Company's operations.

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

         Our statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Delaware Insurance Department. Prior to January 1, 2001, "prescribed" statutory accounting practices were interspersed throughout state insurance laws and regulations, the NAIC's Accounting Practices and Procedures Manual and a variety of NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

         Effective January 1, 2001, the NAIC has revised the Accounting Practices and Procedures Manual in a process referred to as Codification. Delaware has adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices used to prepare statutory-basis financial statements. However, the effect of these changes did not result in a reduction in our statutory-basis capital and surplus upon adoption January 1, 2001.

         On an annual basis, the NAIC requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention. The RBC Model Law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. At December 31, 2001, our total adjusted capital exceeded RBC requirements.

         Further, many states regulate affiliated groups of insurers like us and our affiliates, under insurance holding company legislation. Under such laws, intercompany transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of the transfers and payments in relation to the financial positions of the companies involved.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk

         At December 31, 2001, we held in our general account $13,652,000 of fixed maturity securities that are sensitive to changes in interest rates. These securities are held in support of our target surplus. We have a conservative investment philosophy, with all fixed maturity investments being investment grade corporate securities, government agency or U.S. government securities. We determine the sensitivity of our fixed maturity portfolio based on increases or decreases in interest rates. The effects of an increase or decrease of 100 and 200 basis points ("bps") on our fixed maturity general account portfolio fair value at December 31, 2001 are:

                                    -200 bps         -100 bps        Fair value        +100 bps         +200 bps
                                  -----------      -----------      -----------      -----------      -----------
         U.S. Government          $ 7,355,265      $ 7,217,617      $ 7,073,860      $ 6,922,041      $ 6,782,878
         Corporate                  6,812,694        6,698,924        6,578,394        6,449,557        6,332,749
             General Account      $14,167,959      $13,916,541      $13,652,254      $13,371,598      $13,115,627

         In addition, there are $25,476,000 of fixed maturity securities held in the separate account in support of fixed accounts. We have a conservative investment philosophy with respect to these investments, which consist of investment grade corporate and asset-backed securities. The effects of an increase or decrease of 100 and 200 bps on the fixed maturity separate account portfolio at December 31, 2001 are:

                                  -200 bps         -100 bps        Fair value        +100 bps         +200 bps
                                -----------      -----------      -----------      -----------      -----------
         Corporate              $10,346,277      $10,233,653      $10,128,166      $10,011,173      $ 9,905,658
         Asset-backed            15,485,203       15,417,524       15,348,006       15,279,531       15,210,745
             Fixed Account      $25,831,480      $25,651,177      $25,476,172      $25,290,704      $25,116,403

         Equity Market Risk

         The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold. Various fees and charges earned by the Company are substantially derived as a percentage of the market value of the assets under management. In a market decline, this income would be reduced because the value of assets under management would be reduced. The impact would be compounded if the market decline led to an increase in surrenders or withdrawals as well. It also appears that the prolonged downturn in the equity markets has had a negative impact on sales.


ITEM 8.  FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company:

                                  POSITION WITH SAGE, YEAR OF
           NAME, AGE                       ELECTION                     OTHER PRINCIPAL POSITIONS FOR PAST FIVE YEARS
-------------------------------- ------------------------------ ---------------------------------------------------------------
Ronald S. Scowby, 63             Director,   January  1997  to  Chairman and Trustee,  Sage Life Investment  Trust,  July 1998
                                 December   2001;    Chairman,  to September 2001;  President,  Chief Executive Officer,  Sage
                                 February   1998  to  December  Life  Assurance  of America  Inc.,  January  1997 to  February
                                 2001                           1998;  Director,  President,  Chief  Executive  Officer,  Sage
                                                                Management  Services (USA),  Inc., June 1996 to December 1999;
                                                                Owner, Sheldon Scowby Resources July 1995 to June 1996

Robin I. Marsden, 36             Director,   January  1997  to  President and Trustee,  Sage Life Investment  Trust, July 1998
                                 present;  President and Chief  to present;  Director,  Sage Distributors,  Inc., January 1998
                                 Executive  Officer,  February  to August 2001 and February 2002 to present;  President,  Sage
                                 1998 to present                Distributors,   Inc.  February  2002  to  present;   Director,
                                                                January  1997  to  present,   President  and  Chief  Executive
                                                                Officer,  February  1998 to  present,  Sage  Insurance  Group,
                                                                Inc.;  Chief Investment  Officer and Chief Financial  Officer,
                                                                Sage Life Holdings, Ltd., November 1994 to January 1998

H. Louis Shill, 71               Director,   January  1997  to  Chairman,  Sage Life Assurance of America,  Inc.  January 1997
                                 present;   Chairman  December  to  February  1998;  Chairman,  Sage  Insurance  Group,  Inc.,
                                 2001 to present                January  1997  to  present;  Founder,   Chairman,  Sage  Group
                                                                Limited, 1965 to present

Paul C. Meyer, 49                Director,   January  1997  to  Partner, Clifford Chance Rogers & Wells, 1986 to present present


Richard D. Starr, 57             Director,   January  1997  to  Chairman and Chief Executive Officer,  Financial  Institutions
                                 present                        Group, Inc.,  October 1978 to present;  Vice Chairman and
                                                                Director, ABN Amro Financial Services, Inc.

Dr. Meyer Feldberg, 60           Director,   January  2000  to  Dean/Professor,   Columbia   University   Graduate  School
                                 present                        of Business,  July 1989 to present;  Vice Chairman and
                                                                Director, Sage Life  Assurance  Company  of New  York;
                                                                Director of Revlon, Inc., Federated Department Stores,
                                                                Primedia, and Paine-Webber Mutual Funds

John A. Benning, 67              Director,   April   2000   to  Senior Vice President and General Counsel,  Liberty  Financial
                                 present                        Companies,  1986 to 2000;  Director  of ICI  Mutual  Insurance
                                                                Company,  and  T.T.  International  U.S.A.  Feeder  Trust


                                  POSITION WITH SAGE, YEAR OF
           NAME, AGE                       ELECTION                     OTHER PRINCIPAL POSITIONS FOR PAST FIVE YEARS
-------------------------------- ------------------------------ ---------------------------------------------------------------
Mitchell R. Katcher, 48          Director,  December  1997  to  Vice  President,  Sage  Life  Investment  Trust,  July 1998 to
                                 present;   Senior   Executive  present;  Director,  Sage Distributors,  Inc., January 1998 to
                                 Vice   President   and  Chief  August  2001;   Treasurer,   July  1997  to  present,   Senior
                                 Actuary  May 1997 to present;  Executive  Vice  President,  December  1997 to  present,  Sage
                                 Chief Financial Officer,  May  Insurance Group, Inc.
                                 1997 to October 2000



Lincoln B. Yersin, 38            Executive  Vice  President  -  President,  Sage  Distributors,  September  2000  to  present;
                                 Marketing,   National   Sales  Executive Vice President,  Sage Insurance Group,  Inc. January
                                 Manager,    May    1999    to  2001  to  February   2002;   President,   AmSouth   Investment
                                 February 2002                  Services,  Inc., June 1993 to May 1999; Senior Vice President,
                                                                AmSouth Bancorporation, June 1993 to May 1999


Jeffrey C. Gordon, 40            Senior Vice President and      Senior  Vice  President  and  Chief  Financial  Officer,  Sage
                                 Chief Financial Officer,       Insurance   Group  Inc.,   October  2000  to  present;   Chief
                                 October 2000 to present        Financial  Officer and  Treasurer,  Sage  Distributors,  Inc.,
                                                                February  2002  to  present;  Controller,  Frontier  Insurance
                                                                Group,  Inc.,  January 1999 to September 2000; Senior Manager,
                                                                Ernst & Young LLP, January 1988 to December 1998


Nancy F. Brunetti, 39            Executive Vice President and   Executive  Vice  President and Chief  Administrative Officer,
                                 Chief Administrative           Sage Insurance Group Inc., January 2001 to present; Consultant,
                                 Officer, January 2001 to       NFB Consulting, January 2000 to December 2000; Executive Vice
                                 present                        President and Chief Operating  Officer, January 1998 to December
                                                                1999 and Senior Vice President January 1996 to December 1997
                                                                American Skandia Life Assurance Corporation

All entities with "Sage" in their name are affiliates of Sage Life. The executive officers of Sage Life hold various other offices and directorships with affiliates not named above. None of these, however, are considered to be principal positions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Chief Executive Officer and certain other Executive Officers of the Company:

                                                                                OTHER ANNUAL      ALL OTHER
    NAME AND PRINCIPAL POSITION             YEAR        SALARY         BONUS   COMPENSATION(1)  COMPENSATION(2)
---------------------------------------  -----------   --------      --------  ---------------  ---------------
Robin I. Marsden                             2001      $390,750      $108,800      $ 17,850      $132,179
(Chief Executive Officer)                    2000       354,750       100,000        17,850       119,399
                                             1999       322,500       150,000        16,800        38,018

Ronald S. Scowby (3)                         2001      $     --      $     --      $     --      $     --
(Former Chairman, President                  2000            --        75,000            --        56,538
  and CEO)                                   1999       354,167       200,000        16,800        42,484

Mitchell R. Katcher                          2001      $318,750      $150,000      $ 17,850      $ 20,535
(Senior Executive Vice                       2000       293,750       137,500        17,850        17,824
  President and Chief Actuary)               1999       268,750       150,000        16,800        30,456

Lincoln Yersin(4)                            2001      $199,750      $150,000      $ 17,850      $  3,124
(Former Executive Vice President             2000       186,250       150,000        13,300        47,191
  Marketing and National Sales               1999       116,667       100,000            --       124,692
  Manager)

Jeffrey C. Gordon                            2001      $205,250      $ 40,000      $  4,525      $100,229
(Senior Vice President and
  Chief Financial Officer)

Nancy F. Brunetti                            2001      $279,500      $ 34,375            --      $ 31,000
(Executive  Vice  President  and  Chief
  Administrative Officer)

(1) Represents amounts credited to executives under a SIGI sponsored defined contribution plan.

(2) All Other Compensation consists of the following for the executive officers:
Mr. Marsden: 2001, $23,179 - contribution to non-qualified retirement plan, $109,000 - deferral of partial 2000-2001 fiscal year earned bonus; 2000, $19,399
- contribution to non-qualified retirement plan, $100,000 - deferral of partial 1999-2000 fiscal year earned bonus; 1999, $17,062 - contribution to non-qualified retirement plan, $20,956 - contribution to annuity contract issued by the Company.

Mr. Scowby: 2000, $56,538 - cash-out of earned leave accrued during status as executive; 1999, $20,387 - contribution to non-qualified retirement plan, $22,097 - contribution to annuity contract issued by the Company.

Mr. Katcher: 2001, $20,535 - contribution to non-qualified retirement plan; 2000, $12,994 - contribution to non-qualified retirement plan, $4,830 - contribution to non-qualified plan in lieu of employee benefit; 1999, $11,419 - contribution to non-qualified retirement plan, $19,037 - contribution to annuity contract issued by the Company.

Mr. Yersin: 2001, $3,124 - contribution to non-qualified retirement plan; 2000, $47,191 - moving expenses; 1999, $65,116 - recruitment bonus, $59,576 - moving expenses.

Mr. Gordon: 2001, $43,750 - recruitment bonus, $4,528 - contribution to non-qualified retirement plan; $51,951 - moving expenses.

Ms. Brunetti: 2001, $25,000 - recruitment bonus, $6,000 - commuter allowance.

(3) Mr. Scowby retired as an executive officer effective December 31, 1999. Bonus compensation shown for 2000 is in connection with his former executive status, and was paid in 2000.

(4) Mr. Yersin's employment with the Company terminated February 27, 2002.

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

Mr. Katcher and the Company are parties to an Employment Agreement effective February 1, 1997. The agreement provides for Mr. Katcher's title and duties with the Company, sets forth his remuneration through March 31, 1999, and provides that such remuneration will be reviewed annually thereafter. The agreement also provides that Mr. Katcher is eligible to participate in the Company's short-term incentive bonus plan for executive employees, and provides that bonuses payable on certain dates ending April 1, 1999, will not be less than indicated amounts. The agreement also provides that Mr. Katcher may participate in a long-term capital incentive plan to be established by SIGI. The agreement also provides that if his employment is terminated (except for a "with cause" termination) (i) his monthly compensation and employee welfare benefits shall be continued for a period of time as determined by a formula; (ii) that unvested allocations or options under the long-term capital incentive plan and unvested employer contributions attributable to Mr. Katcher under any pension plan would be accelerated and deemed to immediately vest. In addition, pursuant to a "change of control" provision, Mr. Katcher may elect to terminate his employment and receive the benefits he would otherwise have received if terminated without cause.

Mr. Yersin resigned February 27, 2002. Prior to his resignation, Mr. Yersin and the Company were parties to an employment agreement with an effective date of May 3, 1999. The agreement provided for Mr. Yersin's title and duties with the Company, and set forth his base salary and other compensation based on sales ("override"), with stated minimums on the override for the first two years. It also provided for compensation to Mr. Yersin in recognition of long-term incentives he forfeited with his former employer. Half of the value was advanced in cash and vested pro rata over the next two years. The other half was credited to Mr. Yersin's participation in a long-term capital incentive plan to be established by SIGI.

Mr. Gordon and SIGI are parties to an agreement dated September 11, 2000. The agreement provides for Mr. Gordon's title and duties with SIGI and the Company, sets forth his initial annual remuneration, and provides that such remuneration will be reviewed on an annual basis. The agreement also provides that Mr. Gordon is eligible to participate in the Company's short-term incentive bonus plan for employees. The agreement also provides that he is eligible to participate in a long-term capital incentive plan to be established by SIGI. In addition, the agreement provides that for the first year of employment, SIGI will make a special fully vested monthly contribution of 4% of base salary to an Executive Non-Qualified Deferred Compensation Plan ("Rabbi Trust"). The agreement provides for bridge financing payable over three years should stock loan obligations to Mr. Gordon's former employer materialize. Under this provision, during 2001, the Company provided Mr. Gordon with a $15,000 non-interest bearing loan payable December 31, 2002. In addition, in the event of a "change of control," if Mr. Gordon is terminated, or if he elects to terminate his employment, he will be entitled to receive his basic salary and benefits for a further twelve months, and will be entitled to a pro-rata bonus for the period up to such termination based on his prior year's bonus. Ordinary vesting under any benefit or incentive plan arising in this twelve-month period will also continue. The agreement provides for indemnification of personal liability arising in the ordinary course of business.

Ms. Brunetti and SIGI are parties to an agreement dated December 21, 2000. The agreement provides for Ms. Brunetti's title and duties with SIGI and the Company, sets forth her initial annual remuneration and other incidental allowances, and provides that such remuneration will be reviewed on an annual basis. The agreement also provides that Ms. Brunetti is eligible to participate in the Company's short-term incentive bonus plan for employees, and that for the period through March 31, 2002, such bonus will be guaranteed at 50% of base gross salary. The agreement also provides that she is eligible to participate in a long-term capital incentive plan to be established by SIGI, and an Executive Non-Qualified Deferred Compensation Plan ("Rabbi Trust"). The agreement provides for indemnification of personal liability arising in the ordinary course of business.


Directors' Compensation. Messrs. Marsden, Katcher and Shill are also officers-employees of Sage Life and/or its affiliates and parent companies, and are not therefore separately compensated for serving on the Board. Compensation for the other directors is inclusive of their services as directors for any of our affiliates. Messrs. Meyer, Starr and Benning are paid an annual retainer of $12,000, and $2,000 per meeting attended. Dr. Feldberg, who is also chairman of our subsidiary, Sage Life Assurance Company of New York, is paid an annual retainer of $30,000, and $8,000 per meeting attended. Messrs. Meyer, Starr, Benning, and Feldberg do not receive retirement benefits. Mr. Benning, as chairman of the audit committee, receives an annual retainer of $3,000, and $500 per meeting attended.

Effective December 5, 2001, Mr. Scowby resigned as director and chairman of Sage Life and prior to resigning was paid $12,833 per month for these services. In addition, he was paid a stipend to cover the cost of certain insurance coverages formerly provided to him as an executive; the amount of the stipend in 2001 was $27,093. He was also provided with certain retirement benefits and was eligible to participate in a long-term incentive plan to be established by SIGI.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Consolidated Financial Statements                                                                                Page
                                                                                                                         ----
Report of Independent Auditors                                                                                            F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000                                                              F-2
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                                F-3
Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999                      F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                                F-5
Notes to Consolidated Financial Statements                                                                                F-6

The following consolidated financial statement schedule of Sage Life Assurance of America, Inc. is included in Item 14(a):

Schedule IV - Reinsurance                                                                                                F-15

All other schedules for which provision is made in Article 7 of Regulation S-X are omitted because they are either not applicable or because the information required therein is included in the Notes to the Consolidated Financial
Statements.

Signatures                                                                                                               F-16

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended
December 31, 2001.

(c)  Exhibit Index                                                                                                        E-1

                         Report of Independent Auditors

Board of Directors
Sage Life Assurance of America, Inc.

We have audited the accompanying consolidated balance sheets of Sage Life Assurance of America, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sage Life Assurance of America, Inc. and subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           /s/ Ernst & Young LLP

New York, NY
March 15, 2002

                      Sage Life Assurance of America, Inc.

                           Consolidated Balance Sheets



                                                                                       DECEMBER 31
                                                                            ---------------------------------
                                                                                 2001                2000
                                                                            -------------       -------------
ASSETS

Investments:
   Fixed maturity securities available for sale                             $  13,652,254       $  14,660,769
   Equity securities available for sale                                         1,097,000                  --
                                                                            -------------       -------------
Total investments                                                              14,749,254          14,660,769

Cash and cash equivalents                                                       9,383,386           9,949,167
Accrued investment income                                                         272,954             243,111
Receivable from affiliates                                                      1,081,710           1,700,014
Deferred federal income taxes                                                          --             146,530
Reinsurance receivables                                                           746,661             290,302
Deferred acquisition costs                                                      2,569,876             327,720
Goodwill                                                                        5,776,300           5,993,678
Other assets                                                                      774,863             103,761
Separate account assets                                                        78,882,581          21,311,175
                                                                            -------------       -------------
Total assets                                                                $ 114,237,585       $  54,726,227
                                                                            =============       =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Deferred gain from modified coinsurance agreement                        $   1,283,790       $     318,028
   Unearned revenue                                                                 6,024                 901
   Deferred federal income taxes                                                   60,807                  --
   Accrued expenses and other liabilities                                       2,096,810             579,026
   Separate account liabilities                                                78,882,581          21,311,175
                                                                            -------------       -------------
Total liabilities                                                              82,330,012          22,209,130

Stockholder's equity:
   Common stock, $2,500 par value, 1,000 shares authorized, issued and
     outstanding                                                                2,500,000           2,500,000
   Additional paid-in capital                                                  50,937,804          44,671,161
   Deficit                                                                    (21,648,267)        (14,369,623)
   Accumulated other comprehensive gain (loss)                                    118,036            (284,441)
                                                                            -------------       -------------
Total stockholder's equity                                                     31,907,573          32,517,097
                                                                            -------------       -------------

Total liabilities and stockholder's equity                                  $ 114,237,585       $  54,726,227
                                                                            =============       =============



See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Operations


                                                                          YEAR ENDED DECEMBER 31
                                                           -----------------------------------------------
                                                               2001             2000               1999
                                                           -----------       -----------       -----------
REVENUES
   Net investment income                                   $ 2,108,497       $ 1,888,172       $ 1,290,196
   Realized capital gains                                       14,088                --                --
   Administrative service fees                                  39,260            49,940            37,671
   Contract charges and fees                                   108,986             3,979               861
                                                           -----------       -----------       -----------
         Total revenues                                      2,270,831         1,942,091         1,328,728

BENEFITS AND EXPENSES
   Contract owner benefits                                   1,078,918           490,964                --
   Acquisition expenses                                        (50,182)               --                --
   Goodwill amortization expense                               217,378           234,468           234,468
   General and administrative expenses                       8,303,361         5,969,108         5,521,186
                                                           -----------       -----------       -----------
        Total benefits and expenses                          9,549,475         6,694,540         5,755,654

Loss before cumulative effect adjustment                    (7,278,644)       (4,752,449)       (4,426,926)

Cumulative effect adjustment for change in accounting
   for development costs                                            --                --        (4,269,488)
                                                           -----------       -----------       -----------
           Net loss                                        $(7,278,644)      $(4,752,449)      $(8,696,414)
                                                           ===========       ===========       ===========




See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                 Consolidated Statements of Stockholder's Equity



                                                                                                 ACCUMULATED
                                                                                                     OTHER
                                                                                                COMPREHENSIVE
                                                                   ADDITIONAL                       INCOME
                                                 COMMON STOCK  PAID-IN CAPITAL      DEFICIT        (LOSS)              TOTAL
                                                 ------------  ---------------   -------------  --------------      ------------
Balances at December 31, 1998                    $  2,500,000    $ 34,875,727    $   (920,760)   $     17,090       $ 36,472,057

   Net loss                                                --              --      (8,696,414)             --         (8,696,414)
   Change in unrealized gain on
     investments, net of federal income taxes              --              --              --        (747,867)          (747,867)
                                                                                                                    ------------
   Comprehensive loss                                                                                                 (9,444,281)
   Purchase price adjustment                               --        (102,518)             --              --           (102,518)
   Additional capital contributions                        --       4,577,887              --              --          4,577,887
                                                 ------------    ------------    ------------    ------------       ------------
Balances at December 31, 1999                       2,500,000      39,351,096      (9,617,174)       (730,777)        31,503,145

   Net loss                                                --              --      (4,752,449)             --         (4,752,449)
   Change in unrealized loss on
     investments, net of federal income taxes              --              --              --          46,336            446,336
                                                                                                                    ------------
   Comprehensive loss                                      --              --              --              --         (4,306,113)
   Additional capital contributions                        --       5,320,065              --              --          5,320,065
                                                 ------------    ------------    ------------    ------------       ------------
Balances at December 31, 2000                       2,500,000      44,671,161     (14,369,623)       (284,441)      $ 32,517,097

   Net loss                                                --              --      (7,278,644)             --         (7,278,644)
   Change in unrealized loss on
     investments, net of federal income taxes              --              --              --         402,477            402,477
                                                                                                                    ------------
   Comprehensive loss                                                                                                 (6,876,167)
   Additional capital contributions                        --       6,266,643              --              --          6,266,643
                                                 ------------    ------------    ------------    ------------       ------------
Balances at December 31, 2001                    $  2,500,000    $ 50,937,804    $(21,648,267)   $    118,036       $ 31,907,573
                                                 ============    ============    ============    ============       ============


See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Cash Flows


                                                                                            YEAR ENDED DECEMBER 31
                                                                         --------------------------------------------------
                                                                             2001               2000                1999
                                                                         ------------       ------------       ------------
OPERATING ACTIVITIES
   Net loss                                                              $ (7,278,644)      $ (4,752,449)      $ (8,696,414)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Goodwill amortization expense                                          217,378            234,468            234,468
       Amortization of bond discount/premium                                  109,529            114,223            124,842
       Cumulative effect adjustment for change in accounting for
         development costs                                                         --                 --          4,269,488
       Realized capital gains                                                 (14,088)                --                 --
       Changes in:
         Accrued investment income                                            (29,843)           (16,877)           (22,809)
         Receivable from affiliates                                           618,304         (1,028,744)          (671,270)
         Unearned revenue                                                       5,123                901                 --
         Reinsurance receivables                                             (456,359)          (290,302)                --
         Deferred acquisition costs                                        (2,242,156)          (327,720)                --
         Deferred gain from modified coinsurance agreement                    965,762            318,028                 --
         Accrued expenses and other liabilities                             1,525,082            438,600             78,756
         Other assets                                                        (680,297)           (94,530)            (4,231)
                                                                         ------------       ------------       ------------
Net cash used in operating activities                                      (7,260,209)        (5,404,402)        (4,687,170)

INVESTING ACTIVITIES
   Purchases of fixed maturity securities                                          --           (453,975)        (4,444,806)
   Proceeds from sales, maturities and repayments of fixed maturity
     securities                                                             1,509,785          2,535,000                 --
                                                                         ------------       ------------       ------------
Net cash (used in) provided by investing activities                         1,509,785          2,081,025         (4,444,806)

FINANCING ACTIVITIES
   Capital contributions from parent                                        5,184,643          5,320,065          4,577,887
                                                                         ------------       ------------       ------------
Net cash provided by financing activities                                   5,184,643          5,320,065          4,577,887
                                                                         ------------       ------------       ------------
(Decrease) increase in cash and cash equivalents                             (565,781)         1,996,688         (4,554,089)
Cash and cash equivalents at beginning of year                              9,949,167          7,952,479         12,506,568
                                                                         ------------       ------------       ------------
Cash and cash equivalents at end of year                                 $  9,383,386       $  9,949,167       $  7,952,479
                                                                         ============       ============       ============

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATION

Sage Life Assurance of America, Inc. (the "Company") is domiciled in Delaware and is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("SLHA"). SLHA is owned 9.9% by Swiss Re Life and Health America, Inc. ("Swiss Re" formerly Life Reassurance Corporation of America), and 90.9% owned by Sage Insurance Group, Inc. ("SIGI") a wholly-owned indirect subsidiary of Sage Group Limited, a South African company ("Sage Group").

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

Significant sales activity began in the third quarter of 2000. Gross sales for 2001 and 2000 were approximately $68,900,000 and $21,110,000, respectively. Approximately 40% of the gross sales for 2001 and 35% of the separate account assets under management at December 31, 2001 were produced through two broker-dealers. A significant amount of the gross sales for 2000 were produced through one broker-dealer that was subsequently purchased by an unaffiliated company and is no longer covered under a selling agreement with the Company.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the consolidated accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions relate to the amortization of deferred acquisition costs and deferred gain from the modified coinsurance agreement. These involve surrenders, investment return, growth in allocations to variable funds options by contract owners, and maintenance expenses. Actual results could differ from those estimates.

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

Equity securities, consisting of seed money investments, are carried at fair value based on quoted market prices.

Realized gains on the disposal of investments are determined by the specific identification method.

DEFERRED ACQUISITION COSTS AND SALES INDUCEMENTS

The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being deferred net of reinsurance. These costs include commissions, costs of contract issuance, and certain selling expenses. These costs are being amortized in proportion to expected gross profits from interest, expense, mortality and surrender margins. This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised. During 2001 and 2000, the Company capitalized, $2,192,000 and $328,000, net of reinsurance ceded. During 2001, the Company recorded, net of reinsurance ceded, amortization and interest accretion of $45,000 and $95,000, respectively.

The Company also offers sales inducements that enhance the investment yield on the amount allocated to the fixed option by contract owners. Such inducements are deferred and amortized in a manner similar to deferred acquisition costs. At December 31, 2001 and 2000 deferred sales inducements were $604,000 and $16,000, respectively, and are included in other assets in the accompanying balance sheet.

REINSURANCE

During 2000, the Company entered into a modified coinsurance agreement (the "Modco Agreement") with Swiss Re. Under the Modco Agreement, the Company cedes a quota share of the premiums related to the majority of its variable business to Swiss Re. The Modco Agreement provides the Company with additional capacity for growth in supporting the cash strain from the Company's variable business.

In addition, the Company has entered into reinsurance arrangements that reinsure certain morality risks associated with the death benefit and accidental death benefit features of the contracts as well as other contract guarantees.

Reinsurance contracts are accounted for in a manner consistent with the underlying contracts.

Deferred acquisition costs in the accompanying balance sheets are net of quota share ceded under the Modco Agreement. The deferred gain from the Modco Agreement in the accompanying balance sheets represents the commission received by the Company in excess of the quota share percentage. Contract liabilities and associated assets are reported on a gross basis.

Reinsurance premiums ceded for the guarantees in the contracts and the corresponding reinsurance recoveries on benefits and claims incurred are included in contract owner benefits.

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

Separate account assets consist of mutual funds, bonds, short-term investments, transfers due from the general account and cash and cash equivalents. The Company provides return guarantees determined periodically by management that vary based on the length of the guarantee period ranging from one to ten years subject to a minimum guaranteed return of 3% of the average investment balance to contract owners selecting any of the fixed options. Withdrawals from fixed options prior to the end of the guarantee period are subject to a market value adjustment based on interest rate levels at the time of the withdrawal.

For contract owners that do not select the fixed option, there are no minimum guarantees and the investment risk associated with market value changes are borne entirely by the contract owner.

At December 31, 2001 and 2000 the separate account liabilities included approximately $28,521,000 and $17,780,000, respectively, relating to annuity contracts for which the contract owner is guaranteed a fixed rate of return.

CONTRACT LIABILITIES

The Company has no contract liabilities in its general account at December 31, 2001 and 2000. All contract liabilities are in the separate account and are comprised of all payments received adjusted for investment experience, contract owner charges, assessments and withdrawals related to the underlying contracts.

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

Contract owner benefits include first year bonus credits and the amount of guaranteed investment income credited to the fixed account.

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

                      Sage Life Assurance of America, Inc.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

On December 31, 1996 the Company was purchased by SIGI from Security First Life Insurance Company. The amount paid in excess of the acquired assets was recorded as goodwill and is being amortized on a straight-line basis over thirty years. The carrying value of goodwill is regularly reviewed for indications of impairment in value. The Company utilizes sales forecasts to project future distributable earnings as a basis for an indication of impairment of goodwill. These current projections support the value of goodwill. Accumulated amortization at December 31, 2001 and 2000 was approximately $1,155,000 and $938,000, respectively.

DEVELOPMENT EXPENSES

Prior to January 1, 1999, costs incurred in the development of the Company's products, systems and distribution channels were classified as development expenses. These development costs were capitalized and amortized on a straight-line basis over fifteen years. Pursuant to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", the Company is required to charge to expense all development costs incurred. In addition, the Company was required to write-off any unamortized capitalized development costs on January 1, 1999. The one time write-off of the unamortized capitalized development expenses was $4,270,000.


FEDERAL INCOME TAXES

Federal income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NEW ACCOUNTING STANDARD

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), that changes how companies must account for goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment The provisions of SFAS No. 142 are effective January 1, 2002 for goodwill and other intangible assets acquired before July 1, 2001.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SAFS No. 142 is expected to result in a reduction of expenses of approximately $235,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statement amounts to conform to the 2001 presentation.

                      Sage Life Assurance of America, Inc.

2. INVESTMENTS

Investments in fixed maturity securities at December 31 consist of the following:

                                                                     GROSS            GROSS
                                                                   UNREALIZED       UNREALIZED
                                AMORTIZED COST       GAINS           LOSSES         FAIR VALUE
                                --------------    -----------      -----------      -----------
2001
U.S. Government obligations      $ 6,988,499      $    90,183      $     4,822      $ 7,073,860
Corporate obligations              6,498,015          143,914           63,535        6,578,394
                                 -----------      -----------      -----------      -----------
                                 $13,486,514      $   234,097      $    68,357      $13,652,254
                                 ===========      ===========      ===========      ===========
2000
U.S. Government obligations      $ 7,075,997      $    17,991      $   159,070      $ 6,934,918
Corporate obligations              8,015,742            9,093          298,984        7,725,851
                                 -----------      -----------      -----------      -----------
                                 $15,091,739      $    27,084      $   458,054      $14,660,769
                                 ===========      ===========      ===========      ===========

At December 31, 2001 securities with an amortized cost and fair value of approximately $5,441,000 and $5,492,000, respectively, were held by trustees in various amounts in accordance with the statutory requirements of certain states in which the Company is licensed to conduct business.

The amortized cost and fair value of fixed maturity securities by contractual maturity at December 31, 2001 are summarized below. Actual maturities will differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                             AMORTIZED           FAIR
                                               COST             VALUE
                                            -----------      -----------
Due in one year or less                     $   401,030      $   408,562
Due after one year through five years         7,760,333        7,968,515
Due after five years through ten years        5,325,151        5,275,177
                                            -----------      -----------
Total                                       $13,486,514      $13,652,254
                                            ===========      ===========

During 2001, the Company's parent contributed equity securities with a fair value of $1,082,000 to the Company. Such equity securities represent seed money in two funds sponsored by Sage Life Investment Trust. At December 31, 2001, the fair value of such securities was $1,097,000.

Investment income by major category of investment is summarized as follows:

                                   2001             2000               1999
                               -----------       -----------       -----------
Fixed maturity securities      $ 1,874,721       $ 1,397,699       $   907,068
Cash and cash equivalents          370,075           572,086           461,367
                               -----------       -----------       -----------
Total investment income          2,244,796         1,969,785         1,368,435
Investment expenses               (136,299)          (81,613)          (78,239)
                               -----------       -----------       -----------
Net investment income          $ 2,108,497       $ 1,888,172       $ 1,290,196
                               ===========       ===========       ===========

Proceeds from the sale of fixed maturity securities were $1,510,000 during 2001 resulting in gross realized gains of $14,000.

                      Sage Life Assurance of America, Inc.

3. MODIFIED COINSURANCE AGREEMENT

Under the Modco Agreement, the Company cedes a quota share of the premiums related to the majority of its variable business to Swiss Re. During 2001 and 2000 the Company ceded premiums of approximately $39,970,000 and $14,106,000, respectively. Contract charges and fees for 2001 and 2000 are net of approximately $230,000 and $8,000, respectively, ceded to Swiss Re. Contract owner benefits are net of $123,000 and $30,000 ceded to Swiss Re in 2001 and 2000, respectively.

4. FEDERAL INCOME TAXES

The Company files a separate life insurance company federal income tax return. Beginning in 2002, the Company will be included in the consolidated federal income tax return of Sage Holdings (U.S.A.), Inc. and its subsidiaries.

The provision for federal income taxes varies from the amount which would be computed using the Federal statutory income tax rate as follows:

                                                             2001               2000               1999
                                                         -----------       -----------       -----------
Pre-tax loss                                             $(7,278,644)      $(4,752,449)      $(8,696,414)
Application of the federal statutory tax rate - 34%       (2,474,739)       (1,615,833)       (2,956,781)
Change in valuation allowance                              2,551,734         1,614,188         2,907,523
Other                                                        (76,995)            1,645            49,258
                                                         -----------       -----------       -----------
Total income tax provision                               $        --       $        --       $        --
                                                         ===========       ===========       ===========

The Company's deferred tax assets and liabilities are comprised of the following at December 31:

                                                           2001              2000
                                                       -----------       -----------
Deferred tax assets:
   Net operating loss carryforwards                    $ 7,682,789       $ 5,132,087
   Unrealized loss on depreciation of investments               --           146,530
   Reserves                                                282,527            37,732
   Deferred gain from Modco Agreement                      436,489           108,130
   Unearned revenue                                         82,944            32,447
   Other                                                    37,718             7,808
                                                       -----------       -----------
Total deferred tax assets                                8,522,467         5,464,734
Deferred tax liabilities:
   Goodwill                                               (378,729)         (304,214)
   Deferred policy acquisition costs                      (712,167)         (116,926)
   Unrealized gain on appreciation of investments          (60,807)               --
   Other                                                   (13,093)          (30,319)
                                                       -----------       -----------
Total deferred tax liabilities                          (1,164,796)         (451,459)
Valuation allowance for deferred tax assets             (7,418,478)       (4,866,745)
                                                       -----------       -----------
Net deferred tax asset (liability)                     $   (60,807)      $   146,530
                                                       ===========       ===========

Based upon the lack of historical operating earnings and the uncertainty of operating earnings in the future, management has determined that it is not more likely than not that the deferred tax assets will be fully recognized. Accordingly, a valuation allowance has been recorded.

The Company has separate company net operating loss carryforwards of approximately $22,596,000 at December 31, 2001, which expire between 2012 and 2016.

                      Sage Life Assurance of America, Inc.

5. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

Statutory-basis net loss and capital and surplus of the Company are as follows:

                              2001               2000               1999
                         ------------       ------------       ------------
Net loss                 $ (7,661,509)      $ (1,948,877)      $   (389,023)
Capital and surplus        25,367,701         26,505,917         25,973,744

The National Association of Insurance Commissioners ("NAIC") requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention. The RBC Model Law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. At December 31, 2001, the Company's total adjusted capital exceeded RBC requirements.

We are subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, we must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards contract owners as of the prior year-end and statutory net income less realized capital gains for such prior year. We may pay dividends only out of earned surplus. In addition, we must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to Sage Life Holdings, within five business days after declaration and at least ten days prior to payment. At December 31, 2001, we could not pay a dividend to Sage Life Holdings without prior approval from state regulatory authorities as we currently do not have earned surplus. Additionally, we have paid no dividends since the commencement of our operations.

We are subject to the laws of the State of Delaware governing insurance companies and to the regulations of its Department of Insurance (the "Insurance Department"). Annually, we file a detailed financial statement in the prescribed form (the "Statement") with the Insurance Department covering our operations for the preceding year and our financial condition as of the end of that year. Regulation by the Insurance Department means that it may examine our books and records to determine, among other things, whether reported contract liabilities and reserves are computed in accordance with statutory accounting practices prescribed or permitted by the Insurance Department. The Insurance Department, under the auspices of the NAIC, periodically conducts a full examination of the Company's operations.

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

Our statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Delaware Insurance Department. Prior to January 1, 2001, "prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the NAIC's Accounting Practices and Procedures Manual and a variety of NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

                      Sage Life Assurance of America, Inc.

5. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS (CONTINUED)

Effective January 1, 2001, the NAIC has revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual has changed, to some extent, prescribed statutory accounting practices used to prepare statutory-basis financial statements. However, the effect of these changes did not result in a reduction in our statutory-basis capital and surplus.

6. RELATED PARTY TRANSACTIONS

The Company has a cost sharing agreement with SIGI whereby the entities share personnel costs, office rent and equipment costs. These costs are allocated between the companies based upon the estimated time worked, square footage of space utilized and upon estimated usage of equipment, respectively. At December 31, 2001 and 2000 amounts due from SIGI under this agreement were approximately $1,081,000 million and $989,000, respectively.

The Company receives administrative fees for investments held under management by Sage Advisors, Inc. ("Sage Advisors"), an affiliated company. Sage Advisors is the investment advisor for the Sage Life Investment Trust (the "Trust"). The Trust is comprised of four investment funds that are available to variable contract owners of the Company. Income received from Sage Advisors was approximately $29,000 and $50,000 in 2001 and 2000, respectively. At December 31, 2000, approximately $4,000 was due from Sage Advisors.

During 2001, the Company paid wholesaling allowances of approximately $413,000 to Sage Distributors. These costs were capitalized and are being amortized as acquisition costs.

7. COMMITMENTS

The Company has made a commitment to the Michigan Department of Insurance to maintain statutory-basis capital and surplus at an amount not less than $25,000,000 in order to remain a licensed insurer in that state. Subsequent to that commitment, SLHA entered into a Preferred Stock Purchase Agreement with Swiss Re whereby the Company is also required to maintain statutory-basis capital and surplus of not less than $25,000,000. Should the Company's statutory-basis capital and surplus fall below $25,000,000 and remain uncured for 60 days, the Preferred Stock Purchase Agreement provides that, subject to obtaining Regulatory approval each share of preferred stock shall be entitled to a number of votes sufficient to provide preferred shareholders 51% of the voting interest in SLHA.

Based on the Company's business expansion plans, SLHA and /or its affiliates will require outside financing towards the end of the first quarter of 2003 to provide for the Company's cash needs in order to maintain statutory-basis capital and surplus at $25,000,000.

                      Sage Life Assurance of America, Inc.

8. EMPLOYEE BENEFITS

After completion of one year of service with the Company, all employees participate in a defined contribution pension plan (the "Plan") sponsored by SIGI. Under the Plan, benefits are based on a percentage of base annual salary and are vested 100% after three years of service with the Company. All contributions to the plan are directly expensed at the time of contribution and amounted to approximately $86,000, $78,000 and $70,000 in 2001, 2000 and 1999,
respectively.

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes information with respect to the operations of the Company on a quarterly basis:

    (in thousands)                                                        THREE MONTHS ENDED
                                                    ------------------------------------------------------------------
                                                    MARCH 31           JUNE 30          SEPTEMBER 30       DECEMBER 31
                                                    --------           -------          ------------       -----------
    2001
    Net investment income                           $    608           $   652           $    502          $     346
    Total revenues                                       626               680                536                429
    Total benefits and expenses                        1,999             2,593              2,458              2,499
    Net loss                                          (1,373)           (1,914)            (1,921)            (2,071)

    2000
    Net investment income                           $    349           $   352           $    489          $     698
    Total revenues                                       364               651                159                768
    Total benefits and expenses                        1,878             1,021              2,389              1,405
    Net loss                                          (1,514)             (370)            (2,230)              (638)


Certain quarterly amounts presented in the table above have been reclassified to conform to the financial statement presentation included in the accompanying statements of operations.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                                   SCHEDULE IV

                                   REINSURANCE


                                                                                                    PERCENTAGE
                                                           CEDED TO     ASSUMED                      OF AMOUNT
                                                            OTHER      FROM OTHER                   ASSUMED TO
                                          GROSS AMOUNT    COMPANIES    COMPANIES   NET AMOUNT           NET
                                          ------------    ----------   ----------  ----------      ------------
FOR THE YEAR ENDED DECEMBER 31, 2001

Life insurance in force                   $1,307,104      $1,045,583      $--      $  261,421               0%
                                          ==========      ==========      ===      ==========      ==========

CONTRACT CHARGES AND FEES
    Life insurance and annuities          $  339,242      $  230,256      $--      $  108,986               0%

                                          ----------      ----------      ---      ----------      ----------
TOTAL CONTRACT CHARGES AND FEES           $  482,640      $  373,654      $--      $  108,986               0%
                                          ==========      ==========      ===      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 2000

    Life insurance in force               $  266,424      $  125,774      $--      $  140,650               0%
                                          ==========      ==========      ===      ==========      ==========

CONTRACT CHARGES AND FEES
     Life insurance and annuities         $   12,305      $    8,326      $--      $    3,979               0%
                                          ----------      ----------      ---      ----------      ----------
 TOTAL CONTRACT CHARGES AND FEES          $   12,305      $    8,326      $--      $    3,979               0%
                                          ==========      ==========      ===      ==========      ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Sage Life Assurance of America, Inc.

                              /s/ Jeffrey C. Gordon
                             -----------------------
                                Jeffrey C. Gordon
                            Senior Vice President and
                             Chief Financial Officer
                          (Principal Financial Officer)

                              /s/ Gregory S. Gannon
                             -----------------------
                                Gregory S. Gannon
                          Vice President and Controller
                           (Chief Accounting Officer)
Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE AND TITLE                                         DATE
           -------------------                                         ----

           /s/ ROBIN I. MARSDEN                                  April 15, 2002
           --------------------
             Robin I. Marsden
    President, Chief Executive Officer
and Director (Principal Executive Officer)


            /s/ H. LOUIS SHILL                                   April 15, 2002
            ------------------
              H. Louis Shill
          Chairman and Director

            /s/ PAUL C. MEYER                                    April 15, 2002
            -----------------
              Paul C. Meyer
                 Director

           /s/ RICHARD D. STARR                                  April 15, 2002
           --------------------
             Richard D. Starr
                 Director

          /s/ DR. MEYER FELDBERG                                 April 15, 2002
          ----------------------
            Dr. Meyer Feldberg
                 Director

           /s/ JOHN A. BENNING                                   April 15, 2002
           -------------------
             John A. Benning
                 Director

         /s/ MITCHELL R. KATCHER                                 April 15, 2002
         -----------------------
           Mitchell R. Katcher
     Senior Executive Vice President,
        Chief Actuary and Director

                                                                      EXHIBIT 21


                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                         SUBSIDIARIES OF THE REGISTRANT



  SUBSIDIARY                                                  STATE OF INCORPORATION
  ----------                                                  ----------------------
Sage Life Assurance Company of New York                                New York

                                  EXHIBIT INDEX




EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
3.1               Articles of Incorporation of Sage Life, as amended to date was filed as Exhibit 6 to the Registration Statement on Form N-4
                  (File No.333-43329) dated December 24, 1997 and is
                  incorporated herein by reference.

3.2*              Amended and restated By-Laws of Sage Life.

10.1              Services Agreement with Financial Administrative Services,
                  Inc. was filed as Exhibit 8 to Pre-Effective Amendment No.2 to the Registration Statement on Form N-4 (File No.333-43329) dated January 28, 1999 and is incorporated herein by reference.

10.2              Reinsurance Agreement (Modified Coinsurance Treaty) with Swiss
                  Re Life and Health America, Inc. (formerly Life Reassurance
                  Corporation of America) was filed as Exhibit 10.2 to the Company's Form 10-K for the Fiscal Year ended December 31,
                  2000 and is incorporated herein by reference. Confidential treatment has been requested for portions of this document.

10.3+             Employment Agreement with Robin I. Marsden was filed as
                  Exhibit 10.3 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.4+             Employment Agreement with Mitchell R. Katcher was filed as
                  Exhibit 10.4 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.5+             Employment Agreement with Lincoln B. Yersin was filed as
                  Exhibit 10.5 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.6+ Sage Insurance Group, Inc. Non-qualified Compensation Plan was filed as Exhibit 10.6 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.7+             Sage Insurance Group Rabbi Trust Agreement was filed as
                  Exhibit 10.7 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.8*+            Employment Agreement with Nancy F. Brunetti

10.9*+            Employment Agreement with Jeffrey C. Gordon

21*               Subsidiaries of Sage Life Assurance of America, Inc.

-------------

*   Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).