Form 10-Q
period 2002-03-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2002-05-15
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO _______________


           COMMISSION FILE NUMBERS - 333-77441, 333-77437, 333-87174,
                       333-87178, 333-87182 and 333-87950

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 14, 2002 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002


                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
Part I.   Financial Information
          Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of March 31, 2002 and
            December 31, 2001                                                                                        3

            Consolidated Statements of Operations for the Three
            Month Periods Ended March 31, 2002 and 2001                                                              4

            Consolidated Statements of Cash Flows for the Three
            Month Periods Ended March 31, 2002 and 2001                                                              5

            Notes to Consolidated Financial Statements                                                               6

          Item 2.  Management's Discussion and Analysis of Results of Operations and
                   Financial Condition                                                                               7

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                                         9

Part II.  Other Information

          Item 1.  Legal Proceedings                                                                          Not Applicable

          Item 2.  Changes in Securities and Use of Proceeds                                                  Not Applicable

          Item 3.  Defaults upon Senior Securities                                                            Not Applicable

          Item 4.  Submission of Matters to Vote of Security Holders                                          Not Applicable

          Item 5.  Other Information                                                                          Not Applicable

          Item 6.  Exhibits and Reports on Form 8-K                                                                 10

          Signatures                                                                                                10

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31,
                                                                   2002                  DECEMBER 31,
                                                                (UNAUDITED)                 2001
                                                               -------------            -------------
ASSETS
Investments:
  Fixed maturity securities available for sale                 $  12,913,731            $  13,652,254
  Equity securities available for sale                             1,036,000                1,097,000
                                                               -------------            -------------
Total investments                                                 13,949,731               14,749,254
Cash and cash equivalents                                          8,405,840                9,383,386
Accrued investment income                                            296,015                  252,983
Receivable from affiliate                                          2,770,546                1,081,710
Reinsurance receivables                                            2,344,278                  746,661
Deferred acquisition costs                                         2,506,462                2,569,876
Intangible assets                                                  4,348,765                       --
Goodwill                                                           1,427,535                5,776,300
Deferred federal income taxes                                         94,116                       --
Other assets                                                         833,036                  795,057
Separate account assets                                           98,947,745               78,882,581
                                                               -------------            -------------
Total assets                                                   $ 135,924,069            $ 114,237,808
                                                               =============            =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement            $   1,694,468            $   1,283,790
  Unearned revenue                                                    14,360                    6,024
  Deferred federal income taxes                                           --                   60,807
  Accrued expenses and other liabilities                           2,983,937                2,097,033
  Separate account liabilities                                    98,947,745               78,882,581
                                                               -------------            -------------
Total liabilities                                                103,640,510               82,330,235
Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                      2,500,000                2,500,000
  Additional paid-in capital                                      53,937,804               50,937,804
  Deficit                                                        (23,971,549)             (21,648,267)
  Accumulated other comprehensive gain/(loss)                       (182,696)                 118,036
                                                               -------------            -------------
Total stockholder's equity                                        32,283,559               31,907,573
                                                               -------------            -------------
Total liabilities and stockholder's equity                     $ 135,924,069            $ 114,237,808
                                                               =============            =============


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS              THREE MONTHS
                                                ENDED                     ENDED
                                           MARCH 31, 2002            MARCH 31, 2001
                                           --------------            --------------
REVENUES:
   Net investment income                   $    380,702               $    608,062
   Realized capital losses                      (12,596)                        --
   Administrative service fees                   19,037                     12,350
   Contract charges and fees                    159,459                      5,642
                                           ------------               ------------
       Total revenues                           546,602                    626,054

BENEFITS AND EXPENSES:
   Contract owner benefits                      307,146                    307,092
   Acquisition expenses                         498,351                         --
   Goodwill amortization expense                     --                     57,762
   General and administrative expenses        2,064,387                  1,634,233
                                           ------------               ------------
       Total benefits and expenses            2,869,884                  1,999,087
                                           ------------               ------------
Net Loss                                   $ (2,323,282)              $ (1,373,033)
                                           ============               ============




See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 THREE MONTHS             THREE MONTHS
                                                                                     ENDED                    ENDED
                                                                                MARCH 31, 2002           MARCH 31, 2001
                                                                                --------------           --------------
OPERATING ACTIVITIES
  Net loss                                                                       $ (2,323,282)           $ (1,373,033)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of acquisition costs                                                498,351
     Goodwill amortization expense                                                         --                  57,762
     Amortization of bond discount/premium                                             20,342                  26,591
     Realized capital losses                                                           12,596                      --
     Changes in:
        Accrued investment income                                                     (43,032)                (69,345)
        Receivable from affiliate                                                  (1,688,836)                546,154
        Unearned revenue                                                                8,336                    (901)
        Reinsurance receivables                                                    (1,597,617)               (408,490)
        Deferred acquisition costs                                                   (434,937)                (91,587)
        Deferred gain from modified coinsurance agreement                             410,678                 100,100
        Accrued expenses and other liabilities                                        714,154                 562,545
        Other assets                                                                  (37,979)                (45,888)
                                                                                 ------------            ------------
Net cash used in operating activities                                              (4,461,226)               (669,059)

INVESTING ACTIVITIES
  Proceeds from maturities and repayment of fixed maturity securities                 483,680                      --
                                                                                 ------------            ------------
  Net cash used in investing activities                                               483,680                      --

FINANCING ACTIVITIES
   Capital contributions from parent                                                3,000,000                 936,716
                                                                                 ------------            ------------
Net cash provided by financing activities                                           3,000,000                 936,716

(Decrease) increase in cash and cash equivalents                                     (977,546)                267,657

Cash and cash equivalents at beginning of period                                    9,383,386               9,949,167
                                                                                 ------------            ------------
Cash and cash equivalents at end of period                                       $  8,405,840            $ 10,216,824
                                                                                 ============            ============




See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Sage Life Assurance of America, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.     NEW ACCOUNTING STANDARD

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

In adopting the Statements, the Company reclassified certain intangible assets, namely state insurance licenses, that were previously reported as a component of goodwill arising from the original purchase of the predecessor company, which became Sage Life Assurance Company of America, Inc. Those assets, totaling $4,349,000 have indefinite lives and, as a result, are not being amortized. The Company reviewed the fair value of those assets, based on recent transactions, and determined that no impairment of those assets exists. The remaining goodwill, totaling $1,428,000 also is not being amortized in accordance with the Statements and was reviewed for impairment during the first quarter of 2002. Using a discounted cash flow approach, the Company determined that its goodwill was not impaired. The Company reviews its goodwill and intangible assets annually and records impairment, if any, in current period operations.

3.     COMPREHENSIVE GAIN/(LOSS)

The components of comprehensive loss, net of deferred federal income taxes, for the three months ended March 31, 2002 and 2001 were as follows:


                                                           2002               2001
                                                       -----------        -----------
Net loss                                               $(2,323,282)       $(1,373,033)
   Change in unrealized investment gains and losses       (300,732)           241,154
                                                       -----------        -----------
Comprehensive loss                                     $(2,624,014)       $(1,131,879)
                                                       ===========        ===========

Accumulated other comprehensive gain at March 31, 2002 and December 31, 2001, consist entirely of unrealized gains/(losses), net of related deferred federal income taxes.

4.     MODIFIED COINSURANCE AGREEMENT

During the first quarter of 2002, the Company's modified coinsurance agreement ("the Modco Agreement") with Swiss Re Life and Health America, Inc. ("Swiss Re") was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. The amendment resulted in a reduction of gross written premium, contract charges and contract owner benefits of approximately $9,312,000, $8,000 and $5,000, respectively.

Excluding the aforementioned retroactive effects of the amendment, premiums, contract charges and fees and contract owner benefits ceded to Swiss Re were $16,464,000, $84,000 and $38,000, respectively for the quarter ended March 31, 2002, compared with $4,137,000, $18,000 and $29,000 for the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

Sage Insurance Group, Inc. ("SIGI") acquired the Company on December 31, 1996 and, since that date, the Company has been building an infrastructure, obtaining necessary financial ratings, and developing products, systems and administration, to support its insurance underwriting and marketing activities. The Company's ongoing business strategy is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Obligations under these Contracts are supported by
(1) variable accounts -- determined by the value of investments held in separate accounts, and (2) fixed accounts -- backed by investments held in separate accounts. The assets in these separate accounts, supporting the Contracts to which they relate, are not chargeable with liabilities arising out of any other business the Company may conduct.

The Company's initial marketing focus has been to distribute its products through banks, financial planning companies and regional broker dealers. The Company anticipates that, over the long-term, its distribution channels will expand to include wirehouses.

The Company is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). SIGI owns 90.1% of the common stock of Sage Life Holdings. Swiss Re Life and Health America, Inc. ("Swiss Re" formerly Life Reassurance Corporation of America), owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holding's common stock, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative, preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of the preferred stock it acquired for the common stock. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups.

Results of Operations

Gross premiums written (which, under accounting principles generally accepted in the United States, are not reported as revenue) for the three month periods ended March 31, 2002 and March 31, 2001 were approximately $21,208,000 and $5,966,000, respectively, while premiums, net of reinsurance, for the same periods were approximately ($4,618,000) and $1,800,000 respectively. The negative premium written during the quarter ended March 31, 2002, reflects the effect of an amendment to the Company's quota share modified coinsurance agreement with Swiss Re to include certain variable annuity products introduced during the fourth quarter of 2001. This amendment resulted in an additional $9,312,000 in premium ceded relating to business written during the fourth quarter of 2001.

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

Net investment income includes interest earned on separate account assets allocated to options in the fixed account by contract owners. The decrease in net investment income reflects a declining fixed income asset base in the general account along with an overall decrease in yields on such securities as compared to the same period of the prior year.

Although premiums continue to show significant growth, they are still well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income continues to represent most of our revenues. We expect net investment income will continue to represent the majority of our revenues for the next several years as our sales and related variable and fixed account assets grow. However, contract charges and fees increased significantly as compared with the first quarter of 2001 as a result of the growth in business.

The trend of increasing general and administrative expenses reflects our progress in implementing our business strategy and putting in place the necessary staff, systems and other elements needed to support our planned growth. The increase in general and administrative expenses is in large part due to an increase in the number of employees (including several senior positions), which was 69 at March 31, 2002 as compared to 52 at March 31, 2001.

We do not currently reflect the benefits of deferred federal income taxes in our operating results.

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

Our future marketing efforts and results of operations could be adversely affected if Sage Life Holdings and/or its affiliates are unable to raise additional funding for us. Based on our business expansion plans, Sage Life Holdings and/or its affiliates will require outside financing towards the end of the first quarter of 2003 to enable us to maintain the minimum $25,000,000 capital and surplus requirements stipulated in the terms of the Preferred Stock Agreement with Swiss Re. Under the Preferred Stock Purchase Agreement, as amended, we are required to maintain statutory-basis capital and surplus of at least $25,000,000. Should our statutory-basis capital and surplus fall below $25,000,000, and remain uncured for 60 days, the Preferred Stock Purchase Agreement provides that, subject to obtaining regulatory approval, each share of preferred stock shall be entitled to a number of votes sufficient to provide preferred shareholders 51% of the voting interest in Sage Life Holdings, our direct parent. Should this occur, there can be no assurance that our current business strategy will be maintained. In addition, we have made a commitment to the Michigan Insurance Department to maintain statutory capital and surplus of at least $25,000,000.

With regard to contract owners, our obligation under their contracts are supported by (1) variable accounts - determined by the value of investments held in separate accounts, and (2) fixed accounts - backed by investments held in separate accounts. The assets in these separate accounts, supporting the contracts to which they relate, are not chargeable with any of our other liabilities.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) general economic conditions, including interest rate movements, equity market performance, inflation and cyclical industry conditions; (ii) governmental and regulatory policies, as well as the judicial environment; (iii) accessibility to reasonably priced reinsurance and the ability of the Company and/or its affiliates to access additional capital; (iv) continued financial support from the Company's ultimate parent, Sage Group Limited ("Sage Group"), a South African corporation; and the ability of the company and/or its affiliates to access additional capital; (v) increasing competition in the markets in which the Company operates; (vi) changes in generally accepted accounting principles; and (vii) the risks and uncertainties included in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "project", and similar expressions identify forward-looking statements, which speak only as of their dates. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in this Quarterly Report. Neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the three months ended March 31, 2002. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2001 Form 10-K.

                           PART II. OTHER INFORMATION

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits



Exhibit No.                                 Description
----------                                  -----------
10.2*                     Amendment to Reassurance Agreement (Modified Coinsurance Treaty) with Swiss Re Life and Health America,
                          Inc. (formerly Life Reassurance Corporation of America). Confidential treatment has been requested for portions of this document


* filed herewith


(b)    Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Sage Life Assurance of America, Inc.

                                  /s/ Jeffrey C. Gordon
                                  ----------------------------------------------
                                      Jeffrey C. Gordon
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                  /s/ Gregory S. Gannon
                                  ----------------------------------------------
                                      Gregory S. Gannon
                                      Vice President and Controller
                                      (Chief Accounting Officer)


Date:  May 15, 2002