Form 10-Q
period 2002-06-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2002-08-19
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

As of August 14, 2002 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

Part I.  Financial Information                                                                                         Page
       Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                                   3

                Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30,
                2002 and 2001                                                                                           4

                Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001            5

                Notes to Consolidated Financial Statements                                                              6

       Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition                   7

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                                               9

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

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30, 2002             DECEMBER 31,
                                                                        (UNAUDITED)                  2001
                                                                       -------------             -------------
ASSETS
Investments:
  Fixed maturity securities available for sale                         $  12,752,682             $  13,652,254
  Equity securities available for sale                                       840,000                 1,097,000
Total investments                                                         13,592,682                14,749,254

  Cash and cash equivalents                                               10,338,197                 9,383,386
  Accrued investment income                                                  231,557                   252,983
  Receivable from affiliate                                                1,660,473                 1,081,710
  Reinsurance receivables                                                  1,468,272                   746,661
  Deferred acquisition costs                                               2,735,653                 2,569,876
  Intangible assets                                                        4,348,765                        --
  Goodwill                                                                 1,427,535                 5,776,300
  Other assets                                                               790,981                   795,057
  Separate account assets                                                110,920,477                78,882,581
                                                                       -------------             -------------
Total assets                                                           $ 147,514,592             $ 114,237,808
                                                                       =============             =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement                    $   1,986,641             $   1,283,790
  Unearned revenue                                                            23,912                     6,024
  Deferred federal income taxes                                               27,611                    60,807
  Accrued expenses and other liabilities                                   2,921,639                 2,097,033
  Separate account liabilities                                           110,920,477                78,882,581
                                                                       -------------             -------------
Total liabilities                                                        115,880,280                82,330,235

Stockholder's equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                              2,500,000                 2,500,000
  Additional paid-in capital                                              56,337,804                50,937,804
  Deficit                                                                (27,257,089)              (21,648,267)
  Accumulated other comprehensive gain                                        53,597                   118,036
                                                                       -------------             -------------
Total stockholder's equity                                                31,634,312                31,907,573
                                                                       -------------             -------------
Total liabilities and stockholder's equity                             $ 147,514,592             $ 114,237,808
                                                                       =============             =============

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                -------------------------------         -------------------------------
                                               JUNE 30, 2002       JUNE 30, 2001       JUNE 30, 2002      JUNE 30, 2001
                                                -----------         -----------         -----------         -----------
REVENUES:
   Net investment income                        $   401,483         $   652,122         $   782,184         $ 1,260,184
   Realized capital (losses) gains                 (898,244)              7,143            (910,840)              7,142
   Administrative service fees                       (1,797)              8,944              17,240              21,294
   Contract charges and fees                        105,368              11,605             264,827              17,247
                                                -----------         -----------         -----------         -----------
       Total revenues                              (393,190)            679,814             153,411           1,305,867

BENEFITS AND EXPENSES:

    Contract owner benefits                         394,836             382,137             701,982             689,229
    Acquisition expenses                            (37,793)                 --             460,558                  --
    Goodwill amortization expense                        --              44,099                  --             101,861
    General and administrative expenses           2,535,307           2,167,226           4,599,693           3,801,457
                                                -----------         -----------         -----------         -----------
        Total benefits and expenses               2,892,350           2,593,462           5,762,233           4,592,547
                                                -----------         -----------         -----------         -----------
Net Loss                                        $(3,285,540)        $(1,913,648)        $(5,608,822)        $(3,286,680)
                                                ===========         ===========         ===========         ===========

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS            SIX MONTHS
                                                                                          ENDED                 ENDED
                                                                                      JUNE 30, 2002         JUNE 30, 2001
                                                                                      ------------          ------------
OPERATING ACTIVITIES
  Net loss                                                                            $ (5,608,822)         $ (3,286,680)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of acquisition costs                                                     460,558               101,861
     Goodwill amortization expense                                                              --
     Amortization of bond discount/premium                                                 150,854                53,747
     Realized capital losses                                                                24,403                (7,143)
  Changes in:
     Accrued investment income                                                              21,426                 7,277
     Receivable from affiliate                                                           1,080,464               676,279
     Unearned revenue                                                                       17,888                 4,739
     Reinsurance receivables                                                              (721,611)             (559,328)
     Acquisition costs deferred                                                           (626,335)             (412,561)
     Deferred gain from modified coinsurance agreement                                     702,851               332,788
     Accrued expenses and other liabilities                                                824,606               568,865
     Other assets                                                                            4,076               (11,500)
                                                                                      ------------          ------------
 Net cash provided by operating activities                                              (3,669,642)           (2,531,656)

INVESTING ACTIVITIES

    Proceeds from maturities and repayment of fixed maturity securities                    883,680               506,710
                                                                                      ------------          ------------
 Net cash provided by investing activities                                                 883,680               506,710

FINANCING ACTIVITIES

    Capital contributions from parent                                                    3,740,773             1,918,728
                                                                                      ------------          ------------
Net cash provided by financing activities                                                3,740,773             1,918,728

                                                                                      ------------          ------------
Increase (decrease) in cash and cash equivalents                                           954,811              (106,218)

Cash and cash equivalents at beginning of period                                         9,383,386            10,024,167
                                                                                      ------------          ------------
Cash and cash equivalents at end of period                                            $ 10,338,197          $  9,917,949
                                                                                      ============          ============

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Sage Life Assurance of America, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.       NEW ACCOUNTING STANDARDS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new Standards. Other intangible assets will continue to be amortized over their useful lives.

In adopting the new Standards, the Company reclassified certain intangible assets, namely state insurance licenses, that were previously reported as a component of goodwill arising from the original purchase of the predecessor company, which became Sage Life Assurance Company of America, Inc. Those assets, totaling $4,349,000, have indefinite lives and, as a result, are not being amortized. The Company reviewed the fair value of those assets, based on recent transactions, and determined that no impairment of those assets exists. The remaining goodwill, totaling $1,428,000, also is not being amortized in accordance with the Statements and was reviewed for impairment during the first half of 2002. Using a discounted cash flow approach, the Company determined that its goodwill was not impaired. The Company reviews its goodwill and intangible assets annually and records impairment, if any, in current period operations.

3.       COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                 THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                            -------------------------------          --------------------------------
                                               2002                 2001                2002                 2001
                                           -----------          -----------         ------------         -----------
Net loss                                   $(3,285,540)         $(1,913,648)        $(5,608,822)         $(3,286,680)
   Change in unrealized investment
     gains and losses                          236,293               53,828             (64,439)             187,326
                                           -----------          -----------         ------------         -----------
Comprehensive loss                         $(3,049,247)         $(1,859,820)        $(5,673,261)         $(3,099,354)
                                           ===========          ===========         ===========          ===========

Accumulated other comprehensive gain at June 30, 2002 and December 31, 2001, consist entirely of unrealized gains/(losses), net of related deferred federal income taxes.

4.   MODIFIED COINSURANCE AGREEMENT

During the first quarter of 2002, the Company's quota share modified coinsurance agreement ("the Modco Agreement") with Swiss Re Life and Health America, Inc. ("Swiss Re", formerly Life Reassurance Corporation of America) was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. The amendment resulted in a reduction of gross written premium, contract charges and contract owner benefits of approximately $9,312,000, $8,000 and $5,000, respectively.

Excluding the aforementioned retroactive effects of the amendment, premiums, contract charges and fees and contract owner benefits ceded to Swiss Re were $33,295,000, $188,000 and $98,000, respectively for the period ended June 30, 2002, compared with $14,146,000, $39,000 and $45,000 for the period ended June 30, 2001.

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

The Company is a wholly-owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). SIGI owns 90.1% of the common stock of Sage Life Holdings. Swiss Re owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holding's common stock, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative, preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of the preferred stock it acquired for the common stock. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups.

Results of Operations

Gross premiums written (which, under accounting principles generally accepted in the United States, are not reported as revenue) for the three and six month periods ended June 30, 2002 and were approximately $21,553,000 and $42,762,000 compared to $14,214,000 and $20,180,000, respectively, in the prior year. Premiums, net of reinsurance for the three and six months periods ended June 30, 2002 were $4,670,700 and $52,824 compared to $4,191,000 and $5,987,000, respectively in the prior year. The small amount of net premium written during the period ended June 30, 2002, reflects the effect of an amendment to the Company's Modco agreement with Swiss Re to include certain variable annuity products introduced during the fourth quarter of 2001. This amendment resulted in an additional $9,312,000 in premium ceded relating to business written during the fourth quarter of 2001.

Contract owners pay us contract charges and fees, while the fund managers pay us administrative fees. These administrative fees, and most of the charges received from contract owners, are based on underlying variable and fixed account values. Therefore, these fees and charges vary with the amount of premiums we have received and investment performance of the funds. Annual contract charges we receive from contract owners are flat fees assessed on each contract's anniversary date. Accordingly, they vary according to the number of contracts in force during the period under review. Contract charges and fees increased significantly as compared with the first half of 2001 as a result of the growth in business.

Net investment income includes interest earned on separate account assets allocated to options in the fixed account by contract owners as well as general account assets. The significant decrease in net investment income reflects a declining fixed income asset base in the general account along with an overall decrease in yields on such securities as compared to the same period of the prior year.

Although gross premiums continue to show significant growth, they are still well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income continues to represent most of our revenues. We expect net investment income will continue to represent the majority of our revenues for the next several years as our sales and related variable and fixed account assets grow.

The trend of increasing general and administrative expenses reflects our progress in implementing our business strategy and putting in place the necessary staff, systems and other elements needed to support our planned growth. The increase in general and administrative expenses is in large part due to an increase in the number of employees (including several senior positions), which were 66 at June 30, 2002 as compared to 55 at June 30, 2001.

We do not currently reflect the benefits of deferred federal income taxes in our operating results.

Liquidity and Capital Resources

Since the beginning of 1997, our primary cash needs have been for the development of our insurance products and related infrastructure and the funding of our daily operations. Our cash needs have been met primarily through capital contributions from Sage Life Holdings and funding of the vast majority of our acquisition expenses through the Modco arrangement with Swiss Re, as well as through interest income on the invested assets of the general account.

In accordance with the terms of the Preferred Stock Purchase Agreement (as amended) with Swiss Re, the Company is required to maintain statutory capital and surplus of at least $25,000,000. In addition, we have made a commitment to the Michigan Insurance Department to maintain statutory capital and surplus of at least $25,000,000. We had previously expected that our cash resources would be adequate to enable us to maintain this minimum capital and surplus requirement through the end of the first quarter of 2003. However, events in the current period including the diminution in the value of the Company's holdings in WorldCom debt securities, depressed levels of sales and assets under management resulting from volatility in world equity markets, and less than anticipated expense savings, have all contributed to higher than expected net cash outflows. Net operating cash outflows necessary to support our current underwriting and marketing activities are approximately $700,000 per month.

Our ultimate parent, Sage Group, a publicly traded South African financial services group, is currently prohibited under South African currency controls from utilizing funds raised in South Africa for our cash needs other than through capital issues in foreign currency. Sage Group's current ability to issue stock outside of South Africa has been hindered by a devaluation of the South African Rand relative to the United States dollar and a decrease in their stock price reflective of a general decline of financial services stocks in South Africa. Sage Group is actively exploring a variety of alternatives for providing for our current and future cash needs, including issuing new capital to strategic investors of Sage Life Holdings and/or its affiliates, or a sale of the Company. Sage Group and its affiliates are currently engaged in discussions with potential strategic investers, acquirors and other providers of long-term capital. However, there can be no assurance that Sage Group will be successful in these efforts, as Sage Group has not yet finalized negotiations with any party. Our future marketing efforts and results of operations could be adversely affected if Sage Group is unable to raise, or does not provide, additional funding for us.

For the month ended July 31, 2002, the Company's statutory capital and surplus was approximately $24,755,000, below the minimum required level mentioned above but higher than the minimum capital and surplus required under the laws of Delaware. We have already notified Swiss Re of this situation and shall notify the insurance departments of the states of Delaware and Michigan. Should this situation remain uncured for 60 calendar days, the Preferred Stock Purchase Agreement provides that, subject to obtaining regulatory approval, each share of preferred stock shall be entitled to a number of votes sufficient to provide preferred shareholders of 51% of the voting interest in Sage Life Holdings, our direct parent. Should this occur, there can be no assurance that our current business strategy will be maintained.

With regard to contract owners, our obligation under their contracts are supported by (1) variable accounts--determined by the value of investments held in separate accounts, and (2) fixed accounts--backed by investments held in separate accounts. The assets in these separate accounts, supporting the contracts to which they relate, are not chargeable with any of our other liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the six months ended June 30, 2002. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2001 Form 10-K.

                           PART II. OTHER INFORMATION

                    ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                                  Description
-----------                                  -----------

   99.1                            Certification of Chief Executive Officer
   99.2                            Certification of Principal Financial Officer
(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sage Life Assurance of America, Inc.


                                      /s/ Robin I. Marsden
                                          Robin I. Marsden
                                          President and Chief Executive Officer

                                      /s/ Gregory S. Gannon
                                          Gregory S. Gannon
                                          Vice President and Controller
                                          (Chief Accounting Officer)


Date:  August 19, 2002