Form 10-Q
period 2002-09-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2002-11-14
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

As of November 14, 2002 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

Part I.  Financial Information                                                                                      Page
       Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of September 30, 2002 and                                              3
                December 31, 2001

                Consolidated Statements of Operations for the Three and Nine Month Periods Ended                      4
                September 30, 2002 and 2001

                Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30,                  5
                2002 and 2001

                Notes to Consolidated Financial Statements                                                            6

       Item 2.  Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                                                   8

       Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            12

       Item 4. Controls and Procedures                                                                               12

Part II.  Other Information

       Item 1.  Legal Proceedings                                                                              Not Applicable

       Item 2.  Changes in Securities and Use of Proceeds                                                      Not Applicable

       Item 3.  Defaults upon Senior Securities                                                                Not Applicable

       Item 4.  Submission of Matters to Vote of Security Holders                                              Not Applicable

       Item 5.  Other Information                                                                              Not Applicable

       Item 6.  Exhibits and Reports on Form 8-K                                                               Not Applicable

       Signatures                                                                                                    13

       Certification of Principal Executive Officer                                                                  14

       Certification of Principal Financial Officer                                                                  15

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       2002                   2001
                                                                   (UNAUDITED)              (Note 1)
                                                                   -------------         -------------
ASSETS
Investments:
  Fixed maturity securities available for sale                     $  13,078,324         $  13,652,254
  Equity securities available for sale                                   684,000             1,097,000
                                                                   -------------         -------------
Total investments                                                     13,762,324            14,749,254

  Cash and cash equivalents                                           13,587,318             9,383,386
  Accrued investment income                                              245,617               252,983
  Receivable from affiliate                                                   --             1,081,710
  Reinsurance receivables                                                     --               746,661
  Deferred acquisition costs                                           3,011,692             2,569,876
  Intangible assets                                                    4,348,765                    --
  Goodwill                                                             1,427,535             5,776,300
  Other assets                                                           899,523               795,057
  Separate account assets                                            119,282,635            78,882,581
                                                                   -------------         -------------
Total assets                                                       $ 156,565,409         $ 114,237,808
                                                                   =============         =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement                $   2,225,799         $   1,283,790
  Payable to affiliate                                                 1,252,693                    --
  Reinsurance payables                                                   912,939                    --
  Unearned revenue                                                        26,091                 6,024
  Deferred federal income taxes                                          166,983                60,807
  Accrued expenses and other liabilities                               2,250,947             2,097,033
  Separate account liabilities                                       119,282,635            78,882,581
                                                                   -------------         -------------
Total liabilities                                                    126,118,087            82,330,235

Stockholder's equity:
  Common stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                          2,500,000             2,500,000
  Additional paid-in capital                                          56,337,804            50,937,804
  Deficit                                                            (28,714,626)          (21,648,267)
  Accumulated other comprehensive gain                                   324,144               118,036
                                                                   -------------         -------------
Total stockholder's equity                                            30,447,322            31,907,573
                                                                   -------------         -------------
Total liabilities and stockholder's equity                         $ 156,565,409         $ 114,237,808
                                                                   =============         =============

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                             -------------------------------      ------------------------------
                                                 2002               2001              2002             2001
                                             -------------     -------------      -------------    -------------
REVENUES:
   Net investment income                      $   372,462       $   501,883       $ 1,154,646       $ 1,762,069
   Realized capital (losses) gains                    262                --          (910,578)            7,143
   Administrative service fees                     14,497             9,891            31,737            31,184
   Contract charges and fees                      196,438            24,249           461,265            41,497
                                              -----------       -----------       -----------       -----------
       Total revenues                             583,659           536,023           737,070         1,841,893
BENEFITS AND EXPENSES:
    Contract owner benefits                       363,964           213,768         1,065,945           902,997
    Acquisition expenses                           60,191                --           520,749                --
    Goodwill amortization expense                      --            57,751                --           159,612
    General and administrative
     expenses                                   1,617,041         2,185,944         6,216,735         5,987,405
                                              -----------       -----------       -----------       -----------
        Total benefits and expenses             2,041,196         2,457,463         7,803,429         7,050,014
                                              -----------       -----------       -----------       -----------
Net loss                                      $(1,457,537)      $(1,921,440)      $(7,066,359)      $(5,208,121)
                                              ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                               ---------------------------------------
                                                                                       2002               2001
                                                                               ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $ (7,066,359)      $(5,208,121)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Amortization of acquisition costs                                                  520,749                --
     Goodwill amortization expense                                                           --           159,612
     Amortization of bond discount/premium                                               85,487           135,923
     Realized capital losses/(gains)                                                     24,402            (7,143)
  Changes in:
     Accrued investment income                                                            7,366           (75,285)
     Receivable from affiliate                                                        2,334,403           728,931
     Unearned revenue                                                                    20,067            11,955
     Reinsurance receivables                                                          1,659,600        (1,380,774)
     Acquisition costs deferred                                                        (962,565)       (1,234,253)
     Deferred gain from modified coinsurance agreement                                  942,009           776,798
     Accrued expenses and other liabilities                                             459,338           588,769
     Other assets                                                                      (227,439)         (362,596)
                                                                                   ------------       -----------
 Net cash provided by operating activities                                           (2,202,992)       (5,866,184)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and repayment of fixed maturity securities                 883,680           506,710
    Proceeds from sale of other invested assets                                         123,194                --
    Short-term investments, net                                                              --         1,471,267
                                                                                   ------------       -----------
 Net cash provided by investing activities                                            1,006,874         1,977,977

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions from parent                                                 5,400,000         3,517,019
                                                                                   ------------       -----------
Net cash provided by financing activities                                             5,400,000         3,517,019
                                                                                   ------------       -----------
Increase (decrease) in cash and cash equivalents                                      4,203,932          (371,188)

Cash and cash equivalents at beginning of period                                      9,383,386         9,949,167
                                                                                   ------------       -----------
Cash and cash equivalents at end of period                                         $ 13,587,318       $ 9,577,979
                                                                                   ============       ===========

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Sage Life Assurance of America, Inc. ("Sage Life" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, these statements include all normal recurring adjustments considered necessary for a fair presentation of the results. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standard. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives.

The Company adopted FAS 142 on January 1, 2002. In adopting the new standard, the Company reclassified certain intangible assets, namely state insurance licenses that were previously reported as a component of goodwill arising from the original purchase of the predecessor company, which became Sage Life Assurance of America, Inc. Those assets, totaling $4,349,000, have indefinite lives and, as a result, are not amortized. As of December 31, 2001, the Company reviewed the fair value of those assets, based on recent transactions, and determined that no impairment of those assets exists. The remaining goodwill, totaling $1,428,000, also is not being amortized in accordance with the standard and was reviewed for impairment during the first half of 2002. Using a discounted cash flow approach, the Company determined that its goodwill was not impaired. The Company reviews its goodwill and intangible assets annually and records impairment, if any, in current period operations.

3. COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30                        SEPTEMBER 30
                                     -----------------------------       -----------------------------
                                        2002               2001              2002             2001
                                     -----------       -----------       -----------       -----------
Net loss                             $(1,457,537)      $(1,921,440)      $(7,066,359)      $(5,208,121)

Change in unrealized investment
   gains                                 270,547           198,256           206,925           385,582
                                     -----------       -----------       -----------       -----------
Comprehensive loss                   $(1,186,990)      $(1,723,184)      $(6,859,434)      $(4,822,539)
                                     ===========       ===========       ===========       ===========

Accumulated other comprehensive gain at September 30, 2002 and December 31, 2001, consisted entirely of unrealized gains/(losses), net of related deferred federal income taxes.

4. REINSURANCE

At the date of issue, the Company's variable insurance products (the "Contracts") result in a net cash outflow in that 100% of Contract owner premiums received by the Company are invested in separate accounts supporting the Contracts, leaving a cash strain caused by the payment of commissions and other policy acquisition expenses. In 2000, the Company entered into a multi-year quota share modified coinsurance agreement ("the Modco Agreement") with Swiss Re Life and Health America, Inc. ("Swiss Re", formerly Life Reassurance Corporation of America) under which the Company, cedes a significant portion of its variable insurance business to Swiss Re. Depending on the product, the Company cedes to Swiss Re between 65% to 81% of Contract revenues and related expenses in return for an expense allowance from Swiss Re that substantially covers commission and other Contract acquisition costs. This Modco Agreement provides the Company with additional capacity for growth by substantially funding our cash flow strain from new business.

During the first quarter of 2002, the Company's Modco Agreement was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. The amendment resulted in reductions of written premium, Contract charges and Contract owner benefits of $9,312,250, $8,000, and $5,000, respectively, relating to the prior year.

Excluding the aforementioned retroactive effects of the amendment, premiums, Contract charges and fees and Contract owner benefits ceded to Swiss Re were $52,407,000, $485,000 and $225,000, respectively, for the period ended September 30, 2002, compared with $32,454,000, $73,000 and $158,000 for the period ended
September 30, 2001.

In addition, the Company has entered into reinsurance arrangements that reinsure certain mortality risks associated with the guaranteed minimum death benefit and accidental death benefit features of the Contracts, as well as other Contract guarantees. The Company uses only highly rated reinsurance companies to reinsure these risks.

Reinsurance does not relieve the Company from its obligations to Contract owners. The Company remains primarily liable to the Contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

5. SEGMENT REPORTING

The Company operates in one business segment, the variable insurance product market. Products currently offered by the Company include combination fixed and variable deferred annuities and combination fixed and variable life insurance products. The Company may introduce additional variable products in the future, including combination fixed and variable immediate annuities.

6. SIGNIFICANT ACCOUNTING POLICIES

Deferred acquisition costs ("DAC"), deferred gains arising from the Modco agreement, and unearned revenue are amortized over the life of the Contracts in relation to estimated gross profits ("EGPs"). Both the deferred amounts and the EGPs are net of reinsurance. EGPs are based on assumptions about future contract experience including persistency, growth rate of elected investment options, and the level of expense required to maintain the Contracts. At each balance sheet date, EGPs are replaced with actual gross profits. Future EGPs are also recast taking into account the volume and mix of the Contracts actually in force and warranted changes in assumptions about future experience. Finally, amortization is derived based on the combination of actual gross profits to date and the recast EGPs. As at September 30, 2002 the Company have replaced EGPs with actual gross profits and EGPs have been recast taking into consideration the volume and mix of Contracts in force. Assumptions about future experience have not been revised.

For fuller information on the Company's significant accounting policies, see Notes to Consolidated Financial Statements in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS - CAUTIONARY LANGUAGE

The pages that follow review the results of operations of Sage Life and its consolidated financial condition including liquidity and capital resources. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 that provides a "safe-harbor" for forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and include words like "believe", "expect", "anticipate", "project", "will", "shall" and other words or phrases with similar meaning which speak only as of their dates.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) the ability of the Company to obtain access to capital for the funding of its future cash needs, whether through the successful conclusion by Sage Group of a transaction with a joint venture partner, a sale of the Company or otherwise; (ii) the approval by the Delaware Insurance Department of the requested amendment to the Underwriting Agreement providing for the Company to pay its own marketing and distribution expenses; (iii) the Company's future financial ratings; (iv) general economic conditions, including interest rate movements, equity market performance, inflation and cyclical industry conditions; (v) governmental and regulatory policies, as well as the judicial environment; (vi) accessibility to reasonably priced reinsurance, (vii) increasing competition in the markets in which the Company operates; (viii) changes in generally accepted accounting principles; and (ix) the risks and uncertainties included in the Company's Securities and Exchange Commission filings.

The risks included here are not exhaustive. The Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statements. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in the Quarterly Report. In addition, neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

Sage Life is a stock life insurance company with its principal offices in Stamford, Connecticut. The Company has licenses to conduct an insurance business in 49 states and the District of Columbia. The Company is authorized to write variable annuity contracts in all jurisdictions in which it is licensed, and is authorized to write variable life insurance in all but two of those states. Although the Company is not licensed in New York State, its wholly owned subsidiary, Sage Life Assurance Company of New York, has applied to the New York Insurance Department for an insurance license.

Effective December 31, 1996, the Company was acquired from Security First Life Insurance Company ("SFLIC") by Sage Insurance Group Inc. ("SIGI"), a wholly-owned subsidiary of Sage Group Ltd. ("Sage Group"), a South African corporation. As part of the purchase agreement with SFLIC, all of the insurance business of the Company, which was then known as Fidelity Standard Life Insurance Company, was transferred to SFLIC. As a result, Sage Life (as renamed) was established as a new company, with no insurance business on its books. The Company's business plan is to develop new variable insurance products and sell them through independent distributors. In order to do so, it was important that the Company secure strong financial ratings from the insurance rating agencies, which necessitated a search for a financially strong strategic partner for the Company.

Effective December 31, 1998, Sage Group entered into such a relationship with Swiss Re. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. Pursuant to the terms of a Preferred Stock Purchase Agreement, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative preferred stock of Sage Life Holdings of America, Inc. ("Sage Life Holdings"), a new company formed for the purpose of this investment. Sage Life Holdings became the Company's immediate parent and a subsidiary of SIGI. During 2000, Swiss Re exchanged a portion of the preferred stock it had acquired for shares of a separate class of common stock of Sage Life Holdings, which provides Swiss Re with 9.9% of the voting rights. As a result, SIGI holds 90.1% of the voting rights of Sage Life Holdings.

PRODUCTS AND DISTRIBUTION

The Company's ongoing business strategy is to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). The Company's obligations under these Contracts are supported by variable and fixed accounts backed by investments held in separate accounts. The assets maintained in these separate accounts are not chargeable with liabilities arising out of any other business the Company conducts. To date, the Company has focused its attention on its variable annuity products, and has not actively promoted its variable life insurance products. Accordingly, the Company has issued a very limited number of variable life insurance Contracts.

The Company's initial marketing focus has been to secure distribution agreements with banks, financial planning companies and regional broker-dealers, and to commence distribution of its products through these channels. Management anticipates that, over the long-term, the Company's distribution channels will expand to include wirehouses.

In order to support the Company's distribution plans, SIGI established Sage Distributors Inc., ("Sage Distributors") to act as the principal securities underwriter of the Company's Contracts. The Company entered into a distribution agreement with Sage Distributors (the "Underwriting Agreement") whereby Sage Distributors is permitted to enter into selling agreements with unaffiliated broker-dealers whose registered representatives sell the Company's products to the public. The Underwriting Agreement provides that Sage Distributors receive no compensation for providing underwriting services to the Company and that Sage Distributors is responsible for all of its costs in marketing the Company's products, except for any commissions payable to registered representatives of Sage Distributors. The Company and Sage Distributors are now proposing to amend the Underwriting Agreement. This amendment is discussed in more detail in the "Marketing and Distribution Expenses" subsection of the "Liquidity and Capital Resources" section that follows.

RESULTS OF OPERATIONS

Gross premiums written (which, under accounting principles generally accepted in the United States, are not reported as revenue) for the three and nine month periods ended September 30, 2002, were approximately $24,643,000 and $67,405,000 compared to $25,905,000 and $46,084,000, respectively, for the same periods in the prior year. Premiums, net of reinsurance, for the three and nine months periods ended September 30, 2002 were $5,429,000 and $5,482,000 compared to $7,555,000 and $13,541,000, respectively, for the same periods in the prior year. The level of net premium written during the period ended September 30, 2002 reflects the effect of an amendment to the Company's Modco Agreement with Swiss Re to include certain variable annuity products introduced during the fourth quarter of 2001. This retroactive amendment resulted in an additional $9,312,000 in premium ceded in the current year relating to business written during the fourth quarter of 2001.

Prior to June 30, 2000, the Company sold a limited number of Contracts as it focused most of its efforts on obtaining strong ratings from rating agencies and developing the staff, systems and other elements necessary to begin underwriting and marketing activities. Gross premiums continue to show significant growth when compared to the levels of the prior year; however, they are still well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income continues to represent most of the Company's revenues. Net investment income includes interest earned on the Company's general account assets and assets in the fixed sub-accounts of the separate account. The decrease in net investment income is primarily attributable to the fall in assets in the general account and the fixed sub-accounts as well as a decline in yields on short-term investments.

Contract owners pay Sage Life contract charges and fees, while the fund managers pay administrative fees. These administrative fees, and most of the charges received from Contract owners, are based on underlying variable and fixed account values. Accordingly, these fees and charges vary with the value of assets under management that is largely determined by the premiums the Company has received and the investment performance of the funds. Annual contract charges the Company receives from Contract owners are flat fees assessed on each Contract's anniversary date. Consequently, the aggregate amount of these fees received by the Company varies according to the number of Contracts in force during the course of the year.

The trend of increasing general and administrative expenses for the nine-month period ended September 30, 2002 compared with the same period for the prior year reflects the Company's progress in implementing its business strategy and putting in place the necessary staff, systems and other elements needed to support planned growth. The reduction in general and administrative expenses in the current quarter reflects the implementation of certain internal initiatives to contain expenses.

The benefits of deferred federal income taxes are not currently reflected in operating results.

LIQUIDITY AND CAPITAL RESOURCES

FUNDING OF CASH NEEDS. Since the beginning of 1997, the Company's primary cash needs have been for the development of its insurance products and related infrastructure and funding of its business acquisition expenses and other daily operations. To date, the Company's cash needs have been met primarily through capital contributions from Sage Group and Sage Life Holdings, the funding of commission and acquisition expenses through the Modco Agreement, and through interest income on the invested assets of the general and fixed sub-accounts.

It had become clear to management during 2001 that the Company's cash needs could not be fully met solely by the methods mentioned above. Accordingly, compliance with capital commitments discussed below required that additional sources of capital be obtained. As of September 2001, Sage Group began actively exploring a variety of alternatives for the Company's current and future cash needs. Sage Group had been, and is currently, prohibited under South African currency controls from utilizing funds raised in South Africa for the Company's cash needs, other than with funds raised through capital issues denominated in currencies other than the South African rand.

Furthermore, Sage Group's current ability to issue stock outside of South Africa has been hindered by a severe devaluation of the South African rand relative to the United States dollar and a decrease in its stock price reflective of a general decline of financial services stocks in South Africa and elsewhere. Consequently, Sage Group has not issued new securities in the international markets to provide for the Company's cash needs.

Following certain recent developments (more fully discussed in the "Capital Commitments" sub-section below), Sage Group accelerated its capital-raising efforts in August 2002 by appointing Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") to explore transactions involving a number of alternative strategic approaches, including future financing of the Company's cash needs through a strategic partnership or the outright sale of Sage Group's interests in the Company. To date, Merrill Lynch has, with management's assistance, identified potential interested parties, solicited interest and commenced meetings of such interested parties with management.

Sage Group has not yet finalized negotiations with any strategic investor and there can be no assurance that they will be successful in these capital-raising efforts. Although the Company's future marketing efforts and results of operations could be adversely affected if Sage Group and/or its affiliates are unable to raise additional funding, management believes the Company's ability to meet its obligations to Contract owners should not be affected. Moreover, management believes the Company has adequate capital resources to meet its Contract servicing obligations.

CAPITAL COMMITMENTS. In 1997, pursuant to a commitment to the Michigan Insurance Department in connection with the Company's application to renew its insurance license in that state, the statutory capital and surplus of the Company was increased to $25 million by a capital contribution from Sage Group. In 1998, Sage Life Holdings further committed to maintaining this $25 million level of capital and surplus pursuant to the terms of the Preferred Stock Purchase Agreement with Swiss Re.

Initial projections management had developed indicated that the Company would require additional capital during the first quarter of 2003 to enable it to maintain its $25 million commitments to Michigan and Swiss Re. However, events in the six months ended June 30, 2002 - including the diminution in the value of the Company's holdings in two formerly highly-rated debt securities, lower than projected levels of asset based fees due to depressed equity markets, lower than projected sales levels, and a slower reduction in expenses than anticipated - have all contributed to higher than expected net cash outflows and a reduction in capital levels. As a result, as reported in the Company's Form 10-Q for the quarter ended June 30, 2002, the Company's statutory capital and surplus declined to approximately $24,755,000 in July 2002. Net cash flows necessary to support the Company's current operations, underwriting and marketing activities (including the costs of distribution more fully described in "Marketing and Distribution Expenses" below) are approximately $800,000 per month.

Under the terms of the original Preferred Stock Purchase Agreement, if the Company's statutory-basis capital and surplus fell below $25 million and remained uncured for 60 days then, subject to obtaining regulatory approval, each share of Swiss Re preferred stock would be entitled to a number of votes sufficient to provide preferred shareholders 51% of the voting interest in Sage Life Holdings, the Company's direct parent. In response to the developments noted above, Sage Group conferred with Swiss Re and on September 30, 2002 reached an agreement to amend certain terms of the Preferred Stock Purchase Agreement. The required minimum level for the Company's statutory capital and surplus was reduced from $25 to $20 million, subject to the elimination of any cure rights with respect to the new minimum capital level. In the agreement, Swiss Re stated that "we agree with your assessment that Sage Life appears to be very well capitalized on a statutory basis." As of September 30, 2002, the Company's statutory-basis capital and surplus was $24,047,000.

In addition, Swiss Re also agreed to defer the December 31, 2002 dividends payable (by Sage Life Holdings) with respect to its preferred shares until the earlier of June 30, 2003 or the closing of any material financing or sale of any material component of the Company's business. Further, Swiss Re and Sage Group agreed that Swiss Re would remain actively involved in Sage Group's capital raising activities and be consulted on material decisions affecting the Company's business.

Officials in the Company Regulation Bureau of the Delaware Insurance Department, the Company's primary state regulator, were made aware of these developments and of the Company's capital-raising efforts. Management also contacted officials in the Company Regulation Bureau of the Michigan Insurance Department to inform them that our statutory capital and surplus had fallen below $25 million, as committed to them, and of our capital-raising initiatives. The Michigan Insurance Department has not restricted the Company's license, and management has agreed to keep them informed of the Company's capital-raising activities.

MARKETING AND DISTRIBUTION EXPENSES. As discussed under "Products and Distribution" above, a large part of the Company's marketing and distribution expenses to date have been borne by Sage Distributors under the Underwriting Agreement and funded by SIGI under an Expense Reimbursement Agreement. Currently, these marketing and distribution expenses are approximately $550,000 per month. Sage Group currently is not in a position to fund the Company's marketing and distribution costs allocated to Sage Distributors under the Underwriting Agreement. Accordingly, management has determined that the terms of the agreement should be amended in order that Sage Life becomes responsible for payment of the marketing and distribution expenses for its products. As the Underwriting Agreement is an agreement with an affiliate, the Company has submitted the proposed amendment to the Delaware Insurance Department. Management's current projections indicate that if the amendment becomes effective October 1, 2002, as requested, then the Company's statutory capital and surplus would fall below $20 million during the first quarter of 2003. If the Delaware Department of Insurance does not approve the proposed amendment to the Underwriting Agreement and the capital raising efforts are unsuccessful, Sage Group will have to limit the underwriting and marketing activities of the Company. As discussed above, Sage Group is actively seeking additional capital that would enable it to fund the Company's future cash needs and pursue its longer-term marketing and underwriting plans.

CONTRACT OBLIGATIONS AND CUSTOMER SERVICE. With regard to Contract owners, the Company's obligation under their Contracts are supported by (1) variable accounts - determined by the value of investments held in separate accounts, and
(2) fixed accounts - backed by investments held in separate accounts. The assets in these separate accounts, supporting the Contracts to which they relate, are not chargeable with any of our other liabilities. Further, guarantees under the Contracts that are supported by assets in the Company's general account are 100% reinsured. Accordingly, management believes that, notwithstanding the Company's current capital situation and the possible scenarios in the event it shall not be able to raise additional capital, the Company will remain able to meet cash claims by Contract owners in the event of surrenders, partial withdrawals or other benefits. Management believes that these Contract obligations will be met regardless of whether the Company is sold, whether an investor acquires a sufficient amount of the Company's equity to have control of the Company, or whether Swiss Re assumes control of the Company. During any such change in control, it is possible that customer service could be adversely affected due to the transitions; however, management believes the Company will nevertheless be adequately capitalized to maintain its historical level of customer service.

RATING AGENCIES. The Company's financial ratings are important in its ability to accumulate and retain assets. Rating agencies periodically review the ratings they issue for any required changes. These ratings reflect the opinion of the rating agency as to the relative financial strength of the Company and its ability to meet its contractual obligations to its Contract owners. Many financial institutions and broker-dealers focus on these ratings in determining whether to market an insurer's variable products.

On August 20, 2002, Fitch Ratings lowered its rating of the Company from "AA-" (Very Strong) to "A" (Strong). On October 2, 2002, A.M. Best Company lowered its rating of the Company from "A" (Excellent) to "A-" (Excellent) and the current rating remains under review with "developing implications." These ratings have the following meanings:

      - "A" (Strong) per Fitch Ratings: "Insurers are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small."

      - "A-"(Excellent) per A.M. Best Company: "Assigned to companies which have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by the A.M. Best Company. These companies, in [A.M. Best Company's] opinion, have a strong ability to meet their ongoing obligations to policyholders."

The rating declines noted above are related to matters disclosed in the "Liquidity and Capital Resources" section above, including uncertainty about the future ownership of the Company and, in the case of Fitch Ratings, a further factor was an industry-wide rating review of U.S. life insurance companies. To date, the Company has not experienced any significant negative effects (e.g., levels of sales have remained stable, distributors have not terminated selling agreements or removed us from their "preferred" lists) following these rating declines. There can be no assurances that the rating agencies will not further lower the Company's ratings. If any of the Company's ratings were lowered from their current levels, sales of the Company's products and its relationships with distributors could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the nine months ended September 30, 2002. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2001 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")] as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

                           PART II. OTHER INFORMATION

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

                            Sage Life Assurance of America, Inc.

                                     /s/ Robin I. Marsden
                                         Robin I. Marsden
                            President and Chief Executive Officer


                                    /s/ Terry Eleftheriou
                                        Terry Eleftheriou
                                   Chief Financial Officer

Date: November 14, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robin I. Marsden, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sage Life Assurance of America Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:    /s/ Robin I. Marsden
       Name: Robin I. Marsden
       Title: Chief Executive Officer

Date:  November 14, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Terry Eleftheriou, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sage Life Assurance of America Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:   /s/ Terry Eleftheriou
      Name: Terry Eleftheriou
      Title: Chief Financial Officer

Date: November 14, 2002