Form 10-K
period 2002-12-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2003-04-15
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            COMMISSION FILE NUMBERS--333-77441, 333-77437, 333-78583,
                 333-87172, 333-87174, 333-87178, AND 333-87950

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      51-0258372
(STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION)

969 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT              06902
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (203) 321-8999
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

AS OF APRIL 15, 2003 THERE WERE 1,000 SHARES OF OUTSTANDING COMMON STOCK, PAR VALUE $2,500 PER SHARE, OF THE REGISTRANT. ALL OUTSTANDING SHARES WERE OWNED BY SAGE LIFE HOLDINGS OF AMERICA, INC.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 that provides a "safe-harbor" for forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and include words like "believe", "expect", "anticipate", "project", "will", "shall" and other words or phrases with similar meaning which speak only as of their dates.

This Annual Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to (i) the ability of the Company and certain of its affiliates to obtain access to capital for the funding of its future cash needs; (ii) the Company's future financial ratings; (iii) general economic conditions, including interest rate movements, equity market performance, inflation and cyclical industry conditions; (iv) governmental and regulatory policies, as well as the judicial environment; (v) accessibility to reasonably priced reinsurance; (vi) increasing competition in the markets in which the Company operates; (vii) changes in generally accepted accounting principles; and (viii) the risks and uncertainties included in the Company's Securities and Exchange Commission filings.

The risks included here are not exhaustive. The Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the effect of all risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward looking statements. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in the Annual Report. In addition, neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                      Sage Life Assurance of America, Inc.

                           Annual Report on Form 10-K

                          Year Ended December 31, 2002
                                TABLE OF CONTENTS

                                                                                                            Page
PART I

Item 1.    Business                                                                                          4

Item 2.    Properties                                                                                        7

Item 3.    Legal Proceedings                                                                                 7

Item 4.    Submission of Matters to a Vote of Security Holders                                               7

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                             8

Item 6.    Selected Financial Data                                                                           8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                        9

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                       15

Item 8.    Financial Statements and Supplementary Data                                                      16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                                       16

PART III

Item 10.   Directors and Executive Officers of the Registrant                                               17

Item 11.   Executive Compensation                                                                           19

Item 12.   Security Ownership of Certain Beneficial Owners and  Management and Related
           Stockholder Matters                                                                              23

Item 13.   Certain Relationships and Related Transactions                                                   23

Item 14.   Controls and Procedures                                                                          23

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 24

PART I

ITEM 1. BUSINESS

History and General

Sage Life Assurance of America, Inc. ("Sage Life" or the "Company" or "We") is a stock life insurance company incorporated in Delaware in 1981 with its principal offices in Stamford, Connecticut. We have licenses to conduct an insurance business in 49 states and the District of Columbia. The Company is authorized to write variable annuity contracts in all jurisdictions in which it is licensed, and is authorized to write variable life insurance in all but three states. As will be discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in December of 2002 the Boards of Directors of the Company and its intermediate and ultimate parents approved plans to suspend the Company's marketing and underwriting activities and to cease all new sales of variable annuity and variable life insurance products effective January 1, 2003. This action was taken due to the inability of the Company and its parents to raise the capital necessary to meet the ongoing needs of the Company. The Company is currently proceeding towards establishing the facilities necessary to administer an orderly "run-off" of the in-force business. This development will be alluded to throughout this report, and may sometimes be referred to as a "general business retrenchment." One of the consequences of the general business retrenchment relating to the Company's insurance licenses is that in March 2003, the Company was notified by the Insurance Department of the State of North Carolina that its license would be restricted in that state for any new product sales.

The Company is not licensed in New York. However, its wholly owned subsidiary, Sage Life Assurance Company of New York ("Sage New York") had applied to the New York Insurance Department for an insurance license. On February 10, 2003, as a result of the Company's general business retrenchment, the Company and Sage New York withdrew that application and began the process of dissolving Sage New York. Sage New York had not been capitalized.

We are a wholly owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). Sage Insurance Group Inc. ("SIGI") owns 90.1% of the common stock of Sage Life Holdings. Swiss Re Life and Health America Inc. ("Swiss Re", formerly Life Reassurance Corporation of America), owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holdings' common stock, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of such preferred stock for common stock of Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Item 8 "Financial Statements and Supplementary Data" set forth additional information regarding the current state of affairs with respect to Swiss Re's investment in Sage Life Holdings.

SIGI is a wholly owned, indirect subsidiary of Sage Group Limited ("Sage Group"), a South African corporation quoted on the Johannesburg Stock Exchange. Sage Group is a holding company with a thirty-six year history of extensive operating experience in mutual funds, life assurance and investment management. Sage Group has directly and indirectly engaged in insurance marketing activities in the United States since 1977.

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

Segment Information

The Company operates in one business segment, the variable insurance product market. Products we offered before the general business retrenchment included combination fixed and variable deferred annuities and combination fixed and variable life insurance products. Refer to Item 8, "Financial Statements and Supplementary Data," for revenues from external customers and a measure of operating results and total assets for the last three years.

Products and Distribution

Before the general business retrenchment, the Company's business strategy had been to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Our obligations under these Contracts are supported by (i) variable accounts--determined by the value of investments held in separate accounts, and (ii) fixed accounts--backed by investments held in separate accounts. The assets in these separate accounts supporting the Contracts to which they relate are not chargeable with liabilities arising out of any other business we may conduct.

Our initial marketing focus was to distribute our products through banks and financial planning companies and regional broker-dealers, and then, over the long-term, we intended to expand our distribution channels to include wirehouses. As mentioned above, the Company is no longer marketing or distributing its products.

Since it began marketing its products, Sage Distributors Inc. ("Sage Distributors") has acted as the principal securities underwriter of the Contracts issued by the Company and of shares of its separate accounts. Effective July 24, 2000, the Company entered into a new distribution agreement with Sage Distributors (the "Underwriting Agreement") whereby Sage Distributors was permitted to enter into selling agreements with unaffiliated broker-dealers whose registered representatives sold Sage Life products to the public. The Underwriting Agreement provides that Sage Distributors receives no compensation for providing underwriting services to Sage Life and that the Sage Distributors is responsible for all of its costs in marketing Sage Life products, except for any commissions payable to registered representatives of Sage Distributors. Since Sage Distributors has inadequate revenues with which to fund these marketing and distribution costs, SIGI has historically undertaken to fund these expenses under the terms of an Expense Reimbursement Agreement between SIGI and Sage Distributors. The Company, Sage Distributors and SIGI agreed to amend the Underwriting Agreement and Expense Reimbursement Agreement so that Sage Life would bear, subject to certain limitations, the full costs of Sage Distributors marketing, distribution and overhead costs effective October 1, 2002. This amendment lapsed on December 31, 2002.

The Company has begun the process of forming a subsidiary broker-dealer that would replace Sage Distributors as the principal securities underwriter of the Contracts and of shares of the Company's separate accounts. The Company has undertaken this step due to concerns that Sage Distributors might be unable to satisfy the net capital requirements of a limited purpose broker-dealer as prescribed by United States Securities and Exchange Commission ("SEC") and NASD Rules due to litigation that Sage Distributors is currently involved in. (See
Item 3., "Legal Proceedings" for more details.) If a new broker-dealer is established as a subsidiary of the Company, the Company will be obligated to capitalize it at a level that satisfies the net capital requirements.

The Company's products currently include as investment options four series funds of Sage Life Investment Trust (the "Trust"), a registered management investment company sponsored by the Company. The Trust is managed by Sage Advisors, Inc. ("Sage Advisors"), an SEC-registered investment adviser and a subsidiary of SIGI. In connection with the general business retrenchment, SIGI has determined that it is unable to fund the continuing operating losses that Sage Advisors incurs in connection with its management agreement with the Trust. Accordingly, Sage Life has applied to the SEC for an Order of Substitution allowing it to substitute shares of other registered management investment companies for the shares of the Trust in its products. If the order is granted, the Company will effect the substitution of shares thereby removing all assets of the Trust. This in turn will permit the termination of Sage Advisors' agreement with the Trust and end the operating losses. The Company's application to the SEC is currently pending and therefore the Company has not yet obtained a firm date on which it can effect the substitution of shares.

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

The Company is rated "B++" (Very Good) by A.M. Best Co., and the current rating remains under review with "negative implications." The Company is rated "A-" (Strong) by Fitch Ratings. These ratings have the following meanings:

         - "B++" (Very Good) per A.M. Best Company: "Assigned to companies which have, in [A.M. Best Company's] opinion, a good ability to meet their ongoing obligations to policyholders."

         - "A-" (Strong) per Fitch Ratings: "Insurers are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small."

Each of the foregoing agencies downgraded the Company's ratings since the date of the Company's last Annual Report on Form 10-K. These rating declines are related to matters disclosed in the "Liquidity and Capital Resources" section of
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," including uncertainty about the future ownership of the Company and, in the case of Fitch Ratings, a further factor was an industry-wide rating review of U.S. life insurance companies. There can be no assurances that the rating agencies will not lower the Company's ratings further.

Competition

Before the general business retrenchment, we were engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies as well as other entities marketing insurance products comparable to our products. There are approximately 1,600 stock, mutual and other types of insurers in the life insurance business in the United States, of which approximately 230 write variable products business. A substantial number of these entities are significantly larger than us. We are one of the few life insurers confining our activities to separate account variable insurance products.

Employees

At December 31, 2002, we had 70 salaried employees. Many of these employees also perform duties for affiliated companies. The salary obligations for these employees are shared amongst us and these companies according to the terms of a Cost Sharing Agreement that has been filed with, and approved by, the Delaware Insurance Department. After scheduled staff retrenchments discussed in more detail in Item 7, we had 26 salaried employees as of April 9, 2003. The Company plans to keep its remaining staff to effect the phased implementation of general business retrenchment activities over the course of 2003. This includes further planned retrenchments to reduce staff down to a group required to efficiently manage the administration of the Company's in-force business during run-off.

ITEM 2. PROPERTIES

We had previously maintained our corporate offices in space leased by SIGI. On March 10, 2003, SIGI executed a lease termination agreement with its landlord to terminate its current lease and cancel all future rental obligations with effect from April 15, 2003. The Company is relocating to alternative offices effective April 15, 2003, under a monthly renewable operating agreement. The Company's principal offices are now located at 969 High Ridge Road, Stamford, CT 06902.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor its subsidiary are involved in any lawsuits. However, a former external wholesaler of Sage Distributors, an affiliated company, has challenged his termination in an arbitration claim brought before the NASD. The claim alleges that Sage Distributors breached a provision of his contract providing for an additional 18 months' of guaranteed compensation, and that it defamed him by stating in a Form U-5 that he was terminated for "lack of production." The wholesaler sought, and received, an ex parte prejudgment remedy in the amount of $1 million from a Connecticut state court; the prejudgment remedy attaches the assets of Sage Distributors (and amounts owed to Sage Distributors by the Company and SIGI) to be maintained until the NASD arbitration panel issues its award. The $1 million includes $500,000 for defamation, $234,776 for contract damages, and $265,224 for punitive damages and attorneys' fees.

Sage Distributors exercised its right to challenge the prejudgment remedy. After a two-day evidentiary hearing, the parties submitted briefs on February 7, 2003. To date, no decision has been issued. Sage Distributors has filed an appearance and an answer in the NASD action. For the purpose of the court action (with respect to the prejudgment remedy), Sage Distributors conceded that the court could issue a prejudgment remedy for $22,917, the amount of the wholesaler's monthly guarantee for one month, which Sage Distributors argues is all he would be owed even if he established he was terminated without cause. Neither we nor NASD Dispute Resolution nor the Connecticut court have made any determination as to whether the Company would be liable for any judgment against Sage Distributors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All of the Company's outstanding shares are owned by Sage Life Holdings. The Company did not pay any dividends to its parent in 2002, 2001 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes information with respect to our operations. The selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8 "Financial Statements and Supplementary Data." All amounts presented in the following table were derived from our financial statements for the periods indicated and certain amounts have been reclassified to conform to the 2002 presentation.

                                                          YEARS ENDED DECEMBER 31
                                   -----------------------------------------------------------------------
                                       2002           2001           2000           1999          1998
                                   -----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues:
   Net investment income           $  1,534,629   $  2,108,497   $   1,888,172   $ 1,290,196   $ 1,243,522
   Realized capital gains            (1,232,740)        14,088               -             -             -
   Administrative service fees           50,663         39,260          49,940        37,671             -
   Contract charges and fees            650,853        108,986           3,979           861             -
                                   -----------------------------------------------------------------------
Total revenues                        1,003,405      2,270,831       1,942,091     1,328,728     1,243,522

Benefits and expenses:
   Contract owner benefits            1,284,163      1,078,918         490,964             -             -
   Acquisition expenses                 647,466        (50,182)              -             -             -
   Goodwill amortization expense      1,427,535        217,378         234,468       234,468       548,818
   General & administrative
     expenses                        13,614,804      8,303,361       5,969,108     5,521,186     1,263,678
                                   -----------------------------------------------------------------------
Total benefits and expenses          16,973,968      9,549,475       6,694,540     5,755,654     1,812,496
                                   -----------------------------------------------------------------------

Loss before cumulative effect
   adjustment                       (15,970,563)    (7,278,644)     (4,752,449)   (4,426,926)     (568,974)

Cumulative effect adjustment for
  change in accounting for
  development costs                           -              -               -    (4,269,488)            -
                                   -----------------------------------------------------------------------
Net loss                           $(15,970,563)  $ (7,278,644)  $  (4,752,449)  $(8,696,414)  $  (568,974)
                                   =======================================================================

Written premiums (1):
   Gross                           $ 86,752,785   $ 68,900,272   $  21,109,921   $    79,942   $         -
   Reinsurance
   - Current Year (2)               (67,863,858)   (39,969,620)    (14,106,155)       (4,200)            -
   - Retroactive (3)                 (9,312,250)            -                -             -             -
                                   -----------------------------------------------------------------------
   Net                             $  9,576,677   $ 28,930,652   $   7,003,766   $    75,742   $         -
                                   =======================================================================

BALANCE SHEET DATA
Total assets                       $166,005,673   $114,237,585   $  54,726,227   $31,736,580   $36,542,531
                                   =======================================================================

Total liabilities                  $144,115,088   $ 82,330,012   $  22,209,130   $   233,435   $    70,474
                                   =======================================================================

Total stockholder's equity         $ 21,890,585   $ 31,907,573   $  32,517,097   $31,503,145   $36,472,057
                                   =======================================================================

(1) Under accounting principles generally accepted in the United States, premiums from the types of products sold by the Company are not reported as revenue.

(2) In 2000, the Company entered into a multi-year modified coinsurance agreement whereby a significant portion of the Company's variable insurance business is ceded to Swiss Re on a quota share basis. This arrangement is more fully described in the "Reinsurance" subsection below. In addition, the Company has entered into reinsurance arrangements that reinsure certain mortality risks associated with the guaranteed minimum death benefit feature of the Contracts, as well as other Contract guarantees.

(3) During the first quarter of 2002, the Company's reinsurance agreement with Swiss Re was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. This retroactive amendment resulted in a reduction of written premium, contract charges and contract owner benefits relating to such previously issued contracts of approximately $9,312,250, $8,000 and $5,000, respectively, for the quarter ended March 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto and Item 6, "Selected Financial Data."

Results of Operations

Contract owners pay us contract charges and fees, while the managers of the funds available as investment options in our Contracts (the "Fund Managers") pay us administrative fees. These administrative fees, and most of the charges received from Contract owners, are based on underlying variable and fixed account values. Therefore, these fees and charges vary with the amount of premiums we have received and investment performance of the funds. Annual Contract charges we receive from Contract owners are flat fees assessed on each Contract's anniversary date. Consequently, the aggregate amount of these fees received by the Company also varies according to the number of Contracts in force during the course of the year.

Prior to June 30, 2000, the Company sold a limited number of Contracts as it focused most of its efforts on obtaining strong ratings from rating agencies and developing the staff, systems and other elements necessary to begin underwriting and marketing activities. Although gross premiums continued to show significant growth through December 31, 2002 when compared to the levels of the prior year, they remained well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income has continued to represent a significant portion of the Company's revenues. Net investment income includes interest earned on the Company's general account assets and assets in the fixed sub-accounts of the separate account. The decrease in net investment income is primarily attributable to the fall in assets in the general account and the fixed sub-accounts as well as a decline in yields on short-term investments.

The Company's net income for the year ended December 31, 2002 was adversely impacted by realized losses on certain fixed maturity investments and impairment losses on seed capital investments of approximately $1.2 million. In addition, the Company incurred a charge of $1.4 million representing the impairment of goodwill as a result of the decision to discontinue business activities.

The trend of increasing general and administration expenses over the five-year period ended December 31, 2002 reflects the Company's implementation of its business strategy and the establishment of an operational infrastructure to support the growth estimates in the Company's business plan. In light of capital considerations discussed below, the Company initiated cost curtailment initiatives in April 2002 to minimize operating expenses. However, general and administrative expenses for the year ended 2002 include, among other things, certain costs of discontinuing business operations, including as discussed below, non-recurring staff termination and other exit related costs of approximately $4.0 million. Additionally, marketing and distribution costs of approximately $1.6 million were incurred during the fourth quarter of 2002 as a result of the amendment to the Underwriting Agreement with Sage Distributors that is discussed in more detail in Item 1, "Products and Distribution."

On December 17, 2002, the Board of Directors approved plans to suspend all sales, marketing and distribution activities, the closure of the Trust, and the termination of all staff not required to administer the run-off of Sage Life's in-force Contracts. Effective January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales. As a result, the Company's entire internal and external wholesaling and marketing staff were terminated in mid-January 2003. The Company plans to retain its remaining staff to effect the phased implementation of business discontinuance activities over the course of 2003. This includes further planned retrenchments to reduce staff down to a number appropriate for the efficient administration of the run-off of the in-force business. General and administrative expenses for the year ended December 31, 2002 include non-recurring charges of approximately $4.0 million for involuntary termination benefits and other exit related costs.

We do not currently reflect the benefits of deferred federal income taxes in our results.

Liquidity and Capital Resources

Funding of Cash Needs: Since the beginning of 1997, and until the general business retrenchment, the Company's primary cash needs have been for the funding of the distribution of its insurance products and the establishment and maintenance of related infrastructure. This included, among other things, creating and licensing innovative products, developing and maintaining a marketing and distribution franchise to sell the insurance products through retail broker-dealers, and establishing technological and operational platforms necessary to support the development and growth of the business. These cash needs were met primarily through capital contributions from Sage Group, the funding of commission and acquisition expenses through a modified coinsurance arrangement with Swiss Re, issuance of preferred and common stock in Sage Life Holdings to Swiss Re, and through interest income on the invested assets of the Company's general account.

During the second quarter of 2001, management determined that the cash needs of the Company and the maintenance of its capital commitments to Swiss Re and the Michigan Insurance Department discussed in more detail in the next section could not be met solely by the methods mentioned above. Sage Group has been, and is currently, prohibited under South African currency control regulations from utilizing funds raised in South Africa for the Company's cash needs, other than with funds raised through capital issues denominated in currencies other than the South African rand. Furthermore, Sage Group's ability to issue stock outside of South Africa has been hindered by a severe devaluation of the South African rand relative to the United States dollar and a decrease in its stock price reflective of a general decline of financial services stocks in South Africa and elsewhere. Consequently, Sage Group has not issued new securities in the international markets to provide for the cash needs of the Company.

During the fourth quarter of 2001, Sage Group announced a search for a strategic partner to fund its US interests in the face of continued currency and equity market weakness and appointed a regional investment bank to assist with the process. This capital raising effort was accompanied by expense containment programs that were initiated during the first quarter of 2002 to conserve working capital within Sage Life. Sage Group accelerated its capital-raising efforts in August 2002 by appointing Merrill Lynch to explore transactions involving a number of alternative strategic approaches, including financing of cash needs through a strategic partnership or the outright sale of Sage Group's interests.

Although a number of interested parties were identified, Sage Group was unable to secure the necessary capital to sustain the Company's new business activities due, in part, to prolonged weak global capital markets and the negative sentiment that has severely impacted the life insurance sector. Accordingly, as described above in Results of Operations, on December 17, 2002, the Boards of Directors of Sage Group, SIGI and Sage Life approved the general business retrenchment plans. Thereafter, on January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales of the insurance products.

Capital Commitments: In 1997, pursuant to a commitment to the Michigan Insurance Department in connection with the Company's application to renew its insurance license in that state, the statutory capital and surplus of the Company was increased to $25 million by a capital contribution from Sage Group. In 1998, Sage Life Holdings further committed to maintaining this $25 million level of capital and surplus pursuant to the terms of a Preferred Stock Purchase Agreement ("Preferred Stock Agreement") with Swiss Re.

Initial projections management had developed indicated that the Company would require additional capital during the first quarter of 2003 to enable it to maintain its $25 million commitments to Michigan and Swiss Re. Based on these projections, Sage Group began the capital raising exercise discussed in more detail in the prior section. However, events in the six months ended June 30, 2002, including the diminution in the value of the Company's holdings in two formerly highly-rated debt securities, lower than projected levels of asset based fees due to depressed equity markets, lower than projected sales levels, and a slower reduction in expenses than anticipated - all contributed to higher than expected net cash outflows and a faster than projected reduction in capital levels. As a result, the Company's statutory capital and surplus fell below $25 million during the third quarter of 2002.

Under the terms of the original Preferred Stock Agreement with Swiss Re, if the Company's statutory-basis capital and surplus fell below $25 million and remained uncured for 60 days then, subject to obtaining regulatory approval, each share of Swiss Re preferred stock would be entitled to a number of votes sufficient to provide preferred shareholders a majority of the voting interest in Sage Life Holdings, the Company's direct parent. In response to the developments noted above, Sage Group conferred with Swiss Re and on September 30, 2002 reached an agreement to amend certain terms of the Preferred Stock Agreement. The required minimum level for the Company's statutory capital and surplus was reduced from $25 to $20 million, subject to the elimination of any cure rights with respect to the new minimum capital level. In addition, Swiss Re also agreed to defer the December 31, 2002 dividends payable (by Sage Life Holdings) with respect to its preferred shares until the earlier of June 30, 2003 or the closing of any material financing or sale of any material component of the Company's business. Further, Swiss Re and Sage Group agreed that Swiss Re would remain actively involved in Sage Group's capital raising activities and be consulted on material decisions affecting the Company's business.

The Company's statutory capital and surplus at December 31, 2002, stood at approximately $8.6 million, after making provision of approximately $12.7 million for certain non-recurring charges arising from the Company's decision to discontinue new business activities. These non-recurring reserves have been established in accordance with statutory accounting principles prescribed by the state of Delaware. They comprise $7.7 million for asset adequacy analysis liabilities related primarily to anticipated future run-off expenses projected to be incurred by the Company over the next twenty years and $5.0 million for involuntary termination benefits and other exit-related costs. By letter dated March 18, 2003, the Delaware Insurance Department approved the additional statutory reserves for future run-off expenses. Under accounting principles generally accepted in the United States, the Company's total stockholder equity at December 31, 2002 was approximately $21.9 million.

Given this decline in the Company's statutory-basis capital and surplus, then subject to obtaining requisite regulatory approvals, Swiss Re now has the right to exercise its option under the terms of the Preferred Stock Agreement to assume voting control of Sage Life Holdings. Swiss Re has not yet exercised, and has yet to indicate whether it would exercise, such an option. However, Swiss Re is working with the Company to develop and implement plans for the efficient and effective administration of existing Contract owner service obligations during run-off.

Officials in the Company Regulation Bureau of the Delaware Insurance Department, the Company's primary state regulator, have been made aware of these developments. Management also contacted officials in the Company Regulation Bureau of the Michigan Insurance Department to inform them that our statutory capital and surplus had fallen below $25 million, as committed to them, and of our capital-raising initiatives. The Michigan Insurance Department has not restricted the Company's license. Management continues to keep both the Insurance Departments of Delaware and Michigan apprised of the Company's financial condition.

Management maintains its belief that the Company has adequate capital resources to meet its Contract benefit and servicing obligations to existing Contract holders. Additionally, Contract holder investments are fully funded and held in a separate account and protected from the general creditors of the Company. The death benefit and other guaranteed rider features in the Company's products have been reinsured with highly-rated reinsurers.

Reinsurance

At the date of issue, the Company's variable insurance Contracts result in a net cash outflow in that 100% of Contract owner premiums received by the Company are invested in separate accounts supporting the Contracts, leaving a cash strain caused by the payment of commissions and other policy acquisition expenses. In 2000, the Company entered into a multi-year quota share modified coinsurance agreement (the "Modco Agreement") with Swiss Re under which the Company ceded a significant portion of its variable insurance business to Swiss Re. Depending on the product, the Company has ceded to Swiss Re between 65% to 81% of Contract revenues and related expenses in return for an expense allowance from Swiss Re that substantially covered commission and other Contract acquisition costs. The Modco Agreement provided the Company with additional capacity by funding our cash flow strain from new business.

During 2002 and 2001, the Company ceded premiums including amounts relating to guaranteed benefits of $77,170,000 and $39,970,000, respectively. Contract charges and fees for 2002 and 2001 are net of $883,000 and $230,000, respectively, ceded to Swiss Re. Contract owner benefits are net of $6,000 and $123,000 ceded to Swiss Re in 2002 and 2001, respectively.

During the first quarter of 2002, the Modco Agreement was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. The amendment resulted in reductions of written premium, Contract charges and Contract owner benefits of $9,312,250, $8,000, and $5,000, respectively, relating to the prior year. Excluding the aforementioned retroactive effects of the amendment, premiums, contract charges and fees and Contract owner benefits ceded to Swiss Re were $67,564,000, $875,000 and $1,000, respectively, for the year ended December 31, 2002, compared with $39,816,000, $230,000 and $123,000 for the year ended December 31, 2001.

In addition, the Company has entered into reinsurance arrangements that reinsure certain risks associated with the guaranteed minimum death benefit feature of the Contracts, as well as other Contract guarantees. The Company uses only highly rated reinsurance companies to reinsure these risks. Reinsurance does not relieve the Company from its obligations to Contract owners. The Company remains primarily liable to the Contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

Reserves

The insurance laws and regulations under which we operate obligate us to record, as liabilities, actuarially determined reserves to meet our obligations on outstanding Contracts. We base our reserves involving life contingencies on mortality tables in general use in the United States. Where applicable, we compute our reserves to equal amounts that, together with interest on such reserves computed annually at certain assumed rates, are estimated to be sufficient to meet our Contract obligations at their maturities or in the event of the covered person's death. As discussed above, the Company has established a reserve for asset adequacy analysis liabilities related primarily to anticipated future run-off expenses over the next twenty years.

Critical Accounting Policies

We amortize deferred acquisition costs ("DAC"), deferred gain on modified coinsurance, and unearned revenue over the life of our Contracts in relation to estimated gross profits ("EGPs"). Both the deferred amounts and the EGPs are net of reinsurance. EGPs are based on assumptions about future Contract experience including, persistency, growth rate of elected investment options, and the level of expense required to maintain the Contracts. At each balance sheet date, EGPs are replaced with actual gross profits. Future EGPs are also recast taking into account the volume and mix of the Contracts actually in force and warranted changes in assumptions about future experience. Finally, amortization is derived based on the combination of actual gross profits to date and the recast EGPs. For 2002, we have replaced EGPs with actual gross profits and EGPs have been recast taking into consideration the volume and mix of Contracts in force.

The Company revised its assumptions about future lapse experience at December 31, 2002 to reflect the anticipated Contract holder behavior resulting from the Company's decision to discontinue new business activities. This revision in future assumptions had an immaterial effect on DAC as at December 31, 2002.

Investments

Our cash and invested assets are comprised entirely of investment grade securities, money market funds and equity securities representing seed money in two funds in Sage Life Investment Trust.

Dividend Restrictions

We are subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, we must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards Contract owners as of the prior year-end and statutory net income less realized capital gains for such prior year. We may pay dividends only out of earned surplus. In addition, we must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to Sage Life Holdings, within five business days after declaration and at least ten days prior to payment. At December 31, 2002, we could not pay a dividend to Sage Life Holdings without prior approval from state regulatory authorities, as we currently do not have earned surplus. Additionally, we have paid no dividends since the commencement of our operations.

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

Effective January 1, 2001, the NAIC has revised the Accounting Practices and Procedures Manual in a process referred to as Codification. Delaware has adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices used to prepare statutory-basis financial statements. However, the effect of these changes did not result in a reduction in our statutory-basis capital and surplus upon adoption at January 1, 2001.

On an annual basis, the NAIC requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention. The RBC Model Law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. At December 31, 2002, our total adjusted capital exceeded RBC requirements.

Further, many states regulate affiliated groups of insurers like us and our affiliates, under insurance holding company legislation. Under such laws, intercompany transfers of assets, agreements and arrangements, as well as dividend payments from insurance subsidiaries, may be subject to prior notice or approval, depending on the size of the transfers and payments in relation to the financial positions of the companies involved.

Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for contract owner losses incurred when other insurance companies have become insolvent. Most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

Although the federal government ordinarily does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Our insurance products are subject to various federal securities laws and regulations. In addition, current and proposed federal measures that may significantly affect the insurance business include: (i) regulation of insurance; (ii) company solvency; (iii) employee benefit regulation; (iv) tax law changes affecting the taxation of insurance companies;
(v) tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles; and (vi) privacy protection initiatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2002, we held in our general account $13,135,718 of fixed maturity securities that are sensitive to changes in interest rates. Pursuant to the Company's investment policy, all fixed maturity investments are held in investment grade corporate securities, government agency or U.S. government securities. We determine the sensitivity of the fair value of our fixed maturity portfolio based on increases or decreases in interest rates. The effects of an increase or decrease of 100 and 200 basis points ("bps") on the fair value of our fixed maturity general account portfolio at December 31, 2002 are:

-----------------------------------------------------------------------------------------------------------
                                 -200 bps        -100 bps       Fair value       +100 bps        +200 bps
-----------------------------------------------------------------------------------------------------------
General Account                 $13,950,977    $13,538,972     $13,135,718      $12,769,553     $12,405,398
-----------------------------------------------------------------------------------------------------------

In addition, the Company's deferred annuity and life insurance products offer a fixed option which also subjects the Company to interest rate risk. These fixed options provide interest rate guarantees to Contract holders for periods extending up to 10 years. At December 31, 2002, there was $21,749,426 of fixed maturity securities held in the separate account in support of fixed accounts. Pursuant to the Company's investment policy, all fixed maturity investments consist of investment grade corporate, mortgage-backed and asset-backed securities. The effects of an increase or decrease of 100 and 200 bps on the fair value of the fixed maturity separate account portfolio at December 31, 2002 are:

----------------------------------------------------------------------------------------------------------
                                  -200 bps       -100 bps      Fair value        +100 bps       +200 bps
----------------------------------------------------------------------------------------------------------
Mortgage-backed                  $ 2,973,126    $ 2,875,646    $  2,754,014    $  2,596,042   $  2,415,433
----------------------------------------------------------------------------------------------------------
Other securities                  19,883,422     19,420,626      18,995,412      18,594,093     18,209,136
----------------------------------------------------------------------------------------------------------
Total Fixed Account              $22,856,548    $22,296,272    $ 21,749,426    $ 21,190,135   $ 20,624,569
----------------------------------------------------------------------------------------------------------

In accordance with the terms of our products, Contract owner withdrawals or transfers to variable investment options before the end of the guarantee period subject the Contract owner to a market value adjustment ("MVA"). In the event of a rising interest rate environment, which makes the fixed maturity securities underlying the guarantees less valuable, the MVA could be negative. Conversely, in a declining interest rate environment, which increases the fair value of fixed maturity securities underlying the guarantees, the MVA could be positive.

The increase or decrease in the value of the fixed option resulting from the MVA should substantially offset the increase or decrease in the market value of the securities underlying the guarantees. The Company maintains asset/liability matching procedures designed to achieve this offset. However, the Company still takes on the default risk for the underlying securities, the interest rate risk of reinvestment of interest payments and the risk of failing to maintain the asset/liability matching program with respect to duration and convexity risks.

Equity Market Risk

The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold. Various fees and charges earned by the Company are substantially derived as a percentage of the market value of the assets under management. In a sustained equity market decline, this income would be reduced because the value of assets under management would be reduced. The impact would be compounded if the market decline led to an increase in surrenders or withdrawals. In addition, a prolonged equity market decline would result in adjustments to the carrying value of deferred acquisition costs and deferred gain on modified coinsurance. The estimated impacts, net of reinsurance, from each of these sources to annual profit next year of an immediate uniform 10% and 20% increase or decrease in variable funds are:

-----------------------------------------------------------------------------------------------
                                              -10%          -20%          +10%          +20%
-----------------------------------------------------------------------------------------------
Contract Charges                            (282,763)      (565,527)     282,763        565,527
-----------------------------------------------------------------------------------------------
Mutual Fund Revenue                          (68,391)      (136,783)      68,391        136,783
-----------------------------------------------------------------------------------------------
Seed Capital                                 (75,900)      (151,800)      75,900        151,800
-----------------------------------------------------------------------------------------------
Impact to DAC, bonus credits, sales
inducements and Deferred Gain                169,717        339,435     (169,717)      (339,435)
-----------------------------------------------------------------------------------------------
Total Impact to Profits                     (257,337)      (514,674)     257,337        514,674
-----------------------------------------------------------------------------------------------

Deferred acquisition costs, bonus credits and sales inducements and deferred gains on modified coinsurance are determined using a long-term expectation of variable Contract holder fund performance. The impact of a revision in our expectation of future performance by 100 bps or 200 bps has very little effect as the following table illustrates:

--------------------------------------------------------------------------------------------------------
                                      -200         -100          Current            +100         +200
--------------------------------------------------------------------------------------------------------
DAC, bonus credits, sales
inducements and Deferred Gain      $1,546,030   $1,553,560      1,561,004         1,568,163    1,576,015
--------------------------------------------------------------------------------------------------------

Another equity market exposure for the Company relates to the ancillary benefits available to Contract owners in the form of guaranteed minimum death benefit, guaranteed minimum account balance benefit, and guaranteed minimum income benefit features. The Company's risks from these ancillary benefit features increases as variable Contract holder investments decline. Conversely, the Company's exposure to earnings enhancement benefits increases as variable contract holder investments increase. The Company has entered into reinsurance arrangements that reinsure the risks associated with the guaranteed minimum death benefit feature of the Contracts, as well as other Contract guarantees. These reinsurance arrangements are subject to certain caps and limitations. Even under a range of substantially adverse mortality scenarios, the Company believes that its net exposure to these risks is immaterial at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company:

                              POSITION WITH SAGE,
     NAME, AGE                 YEAR OF ELECTION                     OTHER PRINCIPAL POSITIONS FOR PAST FIVE YEARS
--------------------------------------------------------------------------------------------------------------------------
Robin I. Marsden, 37        Director, January 1997            President and Trustee, Sage Life Investment Trust, July
                            to present; President and         1998 to present; Director, Sage Distributors, Inc., January
                            Chief Executive Officer,          1998 to August 2001 and February 2002 to present; President
                            February 1998 to present          Sage Distributors, Inc., February 2002 to present; Director,
                                                              January 1997 to present, President and Chief Executive
                                                              Officer, February 1998 to present, Sage Insurance Group,
                                                              Inc.; Director, President and CEO, Sage Advisors, Inc.,
                                                              1998 to present; Director and Chief Executive Officer, Sage
                                                              Life (Bermuda), Ltd., June 2000 to present. Sage Life
                                                              Limited, Director, December 1994 to present; Sage Life
                                                              Holdings Limited, Director, December 1994 to May 2001; Sage
                                                              Unit Trusts Limited, Director, December 1994 to present;
                                                              Sage Group Limited, Director, May 2001 to present.

H. Louis Shill, 72          Director, January 1997            Chairman, Sage Life Assurance of America, Inc. January 1997
                            to present; Chairman              to February 1998; Chairman, Sage Insurance Group, Inc.,
                            December 2001 to present          January 1997 to present; Founder,  Chairman, Sage Group
                                                              Limited, 1965 to present.

Paul C. Meyer, 50           Director, January 1997            Partner, Clifford Chance US LLP, 1986 to present (formerly,
                            to present*                       Rogers & Wells, and Clifford Chance Rogers & Wells).

Richard D. Starr, 58        Director, January 1997            Chairman and Chief Executive Officer, Financial Institutions
                            to present*                       Group, Inc., October 1978 to present; Vice Chairman and
                                                              Director, ABN Amro Financial
                                                              Services, Inc., 1997 - 2002.

Dr. Meyer Feldberg, 61      Director, January 2000            Dean/Professor, Columbia University Graduate School of
                            to present*                       Business, July 1989 to present;  Director of Revlon, Inc.,
                                                              Federated Department Stores, Primedia, Sappi Ltd., Select
                                                              Medical, and UBS Funds.

John A. Benning, 68         Director, April 2000 to           Senior Vice President and General Counsel, Liberty Financial
                            present*                          Companies, 1986 to December 1999; Director of ICI Mutual
                                                              Insurance Company and T.T. International U.S.A. Feeder
                                                              Trust; Trustee, Liberty All-Star Equity Fund and Liberty
                                                              All-Star Growth Fund (both closed-end funds listed on
                                                              NYSE), October 2002 to present.

                             POSITION WITH SAGE, YEAR
     NAME, AGE                    OF ELECTION                      OTHER PRINCIPAL POSITIONS FOR PAST FIVE YEARS
--------------------------------------------------------------------------------------------------------------------------
Donald C. Waite, III, 61    Director, May 2002 to             Director, Executive in Residence Program, Columbia
                            present*                          University Graduate School of Business, February 2002 to
                                                              present; McKinsey and Company, Director and Senior Partner,
                                                              1966 to February 2002; Presstek, Inc., Director; The
                                                              Guardian Life Insurance Company of America, Director.

Mitchell R. Katcher, 49     Director,  December 1997          Vice President, Sage Life Investment Trust, July 1998 to
                            to present; Senior                present; Director, Sage Distributors, Inc., January 1998 to
                            Executive Vice President          August 2001; Treasurer, July 1997 to December 2001;
                            and Chief Actuary May             Director and Senior Executive Vice President, December 1997
                            1997 to present; Chief            to present, Sage Insurance Group, Inc.; Director, Executive
                            Operating Officer,                Vice President and Chief Actuary, Sage Life (Bermuda),
                            January 2003 to present           Ltd., May 2000 to present; Sage Life Assurance of America,
                                                              Inc., Chief Financial Officer, May 1997 to October 2000.

Nancy F. Brunetti, 40       Executive Vice President,         Executive Vice President and Chief Administrative Officer,
                            Operations                        Sage Insurance Group Inc., January 2001 to present;
                                                              Consultant, NFB Consulting, January 2000 to December 2000;
                                                              Executive Vice President and Chief Operating Officer,
                                                              January 1998 to December 1999 and Senior Vice President
                                                              January 1996 to December 1997, American Skandia Life
                                                              Assurance Corporation; Sage Life Assurance of America,
                                                              Inc., Executive Vice President and Chief Administrative
                                                              Officer, January 2001 to December 2002.

Terry Eleftheriou, 43       Executive Vice President          Executive Vice President & Chief Financial Officer, Sage
                            & Chief Financial                 Insurance Group, Inc., August 2002 to present; Senior Vice
                            Officer, August 2002 to           President - Finance, American General Corporation, June
                            present                           2000 to September 2001; Ernst & Young, Insurance Industry
                                                              Services, January 1985 to May 2000.

All entities listed above with "Sage" in their name are affiliates of Sage Life. All entities listed above not having "Sage" in their names are not affiliates of Sage Life. The executive officers of Sage Life hold various other offices and directorships with affiliates not named above. None of these, however, are considered to be principal positions.

In connection with the general business retrenchment of the Company, Messrs. Meyer, Starr, Feldberg, Benning, and Waite (the "outside directors") are resigning as directors of the Company as of April 16, 2003. The outside directors are not executives of the Company or of any of its affiliates. The Company is not required by federal securities or state insurance law to have independent or outside directors on its Board. Nevertheless, the change in the Board composition will be reported to the Delaware Insurance Department and other state insurance departments as required by their regulations. The consensus of the Board, including the outside directors, was that the resignation of the outside directors was in the best interest of the Company given the Company's run-off status and the resulting material cost savings to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Chief Executive Officer and certain other Executive Officers of the Company:

                                                                       OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR       SALARY         BONUS        COMPENSATION(1)     COMPENSATION(2)
---------------------------------------------------------------------------------------------------------
Robin I. Marsden               2002      $ 430,000     $  240,000       $   21,000          $   25,600
(President & CEO)              2001        390,750        108,800           17,850             132,179
                               2000        354,750        100,000           17,850             119,399

Mitchell R. Katcher            2002      $ 345,625     $   162500       $   21,000          $   19,458
(Sr. EVP, COO & Chief
Actuary)                       2001        318,750        150,000           17,850              20,535
                               2000        293,750        137,500           17,850              17,824

Nancy F. Brunetti              2002      $ 295,250     $  140,500       $   21,000          $   16,001
(EVP, Operations)              2001        279,500         34,375                -              31,000

Terry Eleftheriou              2002      $ 291,017(3)  $        0       $        0          $        0
(EVP & Chief Financial
Officer)

Lincoln B. Yersin (4)          2002      $  33,833     $   25,000       $    3,552          $        0
(Former EVP Marketing)         2001        199,750        150,000           17,850               3,124
                               2000        186,250        150,000           13,300              47,191

Jeffrey Gordon (5)             2002      $ 107,250     $   83,000       $    9,319*         $        0
(Former Sr.V.P. CFO)           2001        205,250         40,000            4,528*            100,229

* These amounts were forfeited due to non-vesting upon employment termination.

(1) Represents amounts credited to executives under a SIGI sponsored money-purchase, defined contribution plan.

(2) All Other Compensation consists of the following for the executive officers:

    Mr. Marsden: 2002, $24,150 - contribution to non-qualified retirement plan, $1,450 - tax return preparation services; 2001, $23,179 -- contribution to non-qualified retirement plan, $109,000 deferral of partial 2000-2001 fiscal year earned bonus; 2000, $19,399 -- contribution to non-qualified retirement plan, $100,000 - deferral of partial 1999-2000 fiscal year earned bonus.

    Mr. Katcher: 2002 - $15,291 contribution to non-qualified retirement plan, $4,167 contribution to non-qualified retirement plan in lieu of employee benefit; 2001, $20,535 -- contribution to non-qualified retirement plan; 2000, $12,994 -- contribution to non-qualified retirement plan, $4,830 -- contribution to non-qualified plan in lieu of employee benefit.

    Mr. Yersin: 2002, $27,721 - pay-out of paid-time-off benefit; 2001, $3,124 -- contribution to non-qualified retirement plan; 2000, $47,191 -- moving expenses.

    Mr. Gordon: 2002, $2,264 contribution to non-qualified plan, $38,769 - moving expenses, $17,290 pay-out of paid-time-off benefit; 2001, $43,750 -- recruitment bonus, $5,736 -- contribution to non-qualified retirement plan; $62,880 -- moving expenses.

    Ms. Brunetti: 2002, $10,001 - contribution to non-qualified retirement plan, $6,000 commuter allowance; 2001, $25,000 -- recruitment bonus, $6,000 -- commuter allowance.

(3) Mr. Eleftheriou's salary is comprised of $75,807 reported on Form W-2 as employee compensation, and $215,210 reported on Form 1099 pursuant to his consulting contract with the Company.

(4) Mr. Yersin's employment with the Company terminated February 27, 2002.

(5) Mr. Gordon's employment with the Company terminated June 28, 2002.

Employment Contracts.

Mr. Marsden and the Company are parties to an Employment Agreement effective April 1, 2000. The agreement provides for Mr. Marsden's title and duties with the Company, and establishes certain restrictive covenants. It sets forth his annual remuneration for the year from April 1, 2000, to March 31, 2001, and provides that such remuneration will be reviewed annually thereafter. Further, the agreement provides that Mr. Marsden is eligible to participate in the Company's short-term incentive bonus plan for executive employees, and in a long-term capital incentive plan to be established by SIGI. The agreement also provides that if his employment is terminated (except for a "with cause" termination): (i) he shall continue to be paid 24 months of then-current base salary with a proportionate bonus under the Company's short-term incentive plan for the months of service since the last bonus payment; (ii) that his employee welfare benefits will be continued for 24 months; (iii) that unvested pension contributions would immediately vest; and (iv) that unvested allocations or options under the long-term capital incentive plan would be treated in the same manner as a retirement under the rules of the plan. In addition, if the Company is no longer controlled by Sage Group and its effective place of business is relocated by its new owners, Mr. Marsden may, in lieu of relocating and being reimbursed thereof, elect to terminate his employment and receive the benefits he would otherwise have received if terminated without cause. This provision was amended by letter dated November 11, 2002, to include "material reduction in compensation" as a triggering event.

Mr. Katcher and the Company are parties to an Employment Agreement effective February 1, 1997. The agreement provides for Mr. Katcher's title and duties with the Company, sets forth his remuneration through March 31, 1999, and provides that such remuneration will be reviewed annually thereafter. The agreement also provides that Mr. Katcher is eligible to participate in the Company's short-term incentive bonus plan for executive employees, and provides that bonuses payable on certain dates ending April 1, 1999, will not be less than indicated amounts. The agreement also provides that Mr. Katcher may participate in a long-term capital incentive plan to be established by SIGI. The agreement also provides that if his employment is terminated (except for a "with cause" termination):
(i) his monthly compensation and employee welfare benefits shall be continued for a period of time as determined by a formula; (ii) that unvested allocations or options under the long-term capital incentive plan and unvested employer contributions attributable to Mr. Katcher under any pension plan would be accelerated and deemed to immediately vest; and (iii) by letter dated September 15, 2002, amending the employment agreement, guaranteeing a proportionate bonus up to the point of termination based on his most recent annual performance bonus. In addition, pursuant to a "change of control" provision, if during the twelve months following such change of control there is a material reduction in Mr. Katcher's responsibilities, or a material reduction in his compensation, or a required job relocation or assignment beyond specified areas, then Mr. Katcher may elect to terminate his employment and receive the benefits he would otherwise have received if terminated without cause. In addition, by letter dated September 15, 2002, Mr. Katcher is guaranteed a "capital raising success and retention bonus" of not less than $14,687.50 per month for 12 months following the successful closing of a capital raising effort.

Ms. Brunetti and SIGI are parties to an agreement dated December 21, 2000. The agreement provides for Ms. Brunetti's title and duties with SIGI and the Company, sets forth her initial annual remuneration and other incidental allowances, and provides that such remuneration will be reviewed on an annual basis. The agreement also provides that Ms. Brunetti is eligible to participate in the Company's short-term incentive bonus plan for employees, and that for the period through March 31, 2002, such bonus will be guaranteed at 50% of base gross salary. The agreement also provides that she is eligible to participate in a long-term capital incentive plan to be established by SIGI, and an Executive Non-Qualified Deferred Compensation Plan ("Rabbi Trust"). The agreement provides for indemnification of personal liability arising in the ordinary course of business. The December 21, 2000 agreement was updated by letter dated June 10, 2002, wherein Ms. Brunetti's annual compensation was reset and a change of control provision was added. Pursuant to the change of control provision, if within the twelve months following the change of control Ms. Brunetti's employment is terminated, or if there is a material reduction in her responsibilities without her consent causing her to terminate her employment, she is guaranteed 12 monthly payments of her then monthly salary and a proportionate bonus up to the date of termination based on her most recent bonus. By letter dated December 17, 2002, the Company guaranteed severance pay and various insurance protection benefits for a period of 12 months.

Mr. Eleftheriou was appointed Chief Financial Officer by a consulting agreement dated June 20, 2002. The Board subsequently ratified this appointment in August of 2002. Thereafter, Mr. Eleftheriou and the Company entered into an Employment Agreement dated November 1, 2002, effective until April 30, 2003, unless extended by the parties pursuant to terms prescribed in the agreement. Among other things, the agreement provides for Mr. Eleftheriou's title and duties with the Company (and SIGI); guarantees his access to committees and persons necessary for him to fulfill his professional obligations and duties under the agreement; sets forth his remuneration and provides for certain customary benefits; and provides for the covering or reimbursement of certain expenses in consideration of Mr. Eleftheriou's residence in Houston. The agreement provides for the extension of salary and benefits for a period of 26 weeks if the Company terminates Mr. Eleftheriou's employment while the agreement is in force or declines to extend employment pursuant to the prescribed terms. If the Company makes an offer to extend employment, the terms of which are at least as favorable as those prescribed in the agreement (and which also include relocation from Houston), and Mr. Eleftheriou declines to accept the offer, then the agreement terminates with no extension of salary. Mr. Eleftheriou may terminate the agreement and his employment and be entitled to 26 weeks of continued salary and benefits for reasons stipulated in the agreement, including substantial changes in his position, failure of the Company to comply with the terms of the Agreement, failure of the Company to implement policies, programs or systems he deems necessary, material reduction in his salary and change of control provisions.

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

Mr. Gordon resigned June 28, 2002. Prior to his resignation, Mr. Gordon and SIGI were parties to an agreement dated September 11, 2000. The agreement provided for Mr. Gordon's title and duties with SIGI and the Company, set forth his initial annual remuneration, and provided that such remuneration will be reviewed on an annual basis. The agreement also provided that Mr. Gordon was eligible to participate in the

Company's short-term incentive bonus plan for employees. The agreement also provided that he be eligible to participate in a long-term capital incentive plan to be established by SIGI. In addition, the agreement provided that for the first year of employment, SIGI will make a special fully vested monthly contribution of 4% of base salary to an Executive Non-Qualified Deferred Compensation Plan ("Rabbi Trust"). The agreement provided for bridge financing payable over three years should stock loan obligations to Mr. Gordon's former employer materialize. Under this provision, during 2002, the Company provided Mr. Gordon with a $15,000 non-interest bearing loan payable December 31, 2002.

Directors' Compensation.

Messrs. Marsden, Katcher and Shill are also officers-employees of Sage Life and/or its affiliates and parent companies, and are not therefore separately compensated for serving on the Board. Compensation for the other directors is inclusive of their services as directors for any of our affiliates. Messrs. Meyer, Starr, Benning and Waite are paid an annual retainer of $12,000, and $2,000 per meeting attended. Dr. Feldberg, who is also chairman of our subsidiary, Sage Life Assurance Company of New York, is paid an annual retainer of $30,000, and $8,000 per meeting attended. Messrs. Meyer, Starr, Benning, Waite and Feldberg do not receive retirement benefits. Mr. Benning, as chairman of the audit committee, receives an annual retainer of $3,000, and $500 per meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Paul C. Meyer, a director of the Company, is a partner with the law firm Clifford Chance US L.L.P. Since 1997, the Company has retained Clifford Chance US L.L.P., and its predecessor firms, Clifford Chance Rogers & Wells, and Rogers & Wells, to provide legal counseling to the Company.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")] as of a date within 90 days before the filing date of this Annual Report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                             Page
(a) 1. Consolidated Financial Statements
     Report of Independent Auditors                                                          F-1

     Consolidated Balance Sheets as of December 31, 2002 and 2001                            F-2

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and   F-3
     2000

     Consolidated Statements of Stockholder's Equity for the years ended December 31, 2002,  F-4
     2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and   F-5
     2000

     Notes to Consolidated Financial Statements                                              F-6

(b) Reports on Form 8-K

  Reports on Form 8-K filed on December 9 and 18, 2002 were the only filings by the
  Registrant during the quarter ended December 31, 2002.

(c) Exhibit Index                                                                            E-1

                         Report of Independent Auditors

Board of Directors
Sage Life Assurance of America, Inc.

We have audited the accompanying consolidated balance sheets of Sage Life Assurance of America, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sage Life Assurance of America, Inc. and subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, during 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                           /s/ Ernst & Young LLP

Hartford, CT
March 21, 2003

                      Sage Life Assurance of America, Inc.

                           Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                             2002                 2001
                                                                       --------------------------------------
ASSETS
Investments:
   Fixed maturity securities available for sale (amortized cost:       $      13,135,718    $      13,652,254
     2002- $12,476,000; 2001 - $13,486,000)
   Equity securities, at fair value (cost: 2002 - $759,000; 2001 -               759,000            1,097,000
     $1,082,000)
                                                                       --------------------------------------
Total investments                                                             13,894,718           14,749,254

Cash and cash equivalents                                                      9,281,625            9,383,386
Accrued investment income                                                        202,979              252,983
Receivable from affiliates                                                             -            1,081,710
Reinsurance receivables                                                                -              746,661
Deferred acquisition costs                                                     3,063,793            2,569,876
Intangible assets                                                              4,348,765            5,776,300
Other assets                                                                     929,220              794,834
Separate account assets                                                      134,284,573           78,882,581
                                                                       --------------------------------------
Total assets                                                           $     166,005,673    $     114,237,585
                                                                       ======================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Deferred gain from modified coinsurance                             $       2,301,897    $       1,283,790
   Payable to affiliate                                                          429,954                    -
   Reinsurance payables                                                          851,368                    -
   Unearned revenue                                                               23,951                6,024
   Deferred federal income taxes                                                 346,007               60,807
   Accrued expenses and other liabilities                                      5,877,338            2,096,810
   Separate account liabilities                                              134,284,573           78,882,581
                                                                       --------------------------------------
Total liabilities                                                            144,115,088           82,330,012

Stockholder's equity:
   Common stock, $2,500 par value, 1,000 shares authorized, issued
     and outstanding                                                           2,500,000            2,500,000
   Additional paid-in capital                                                 56,337,754           50,937,804
   Deficit                                                                   (37,618,830)         (21,648,267)
   Accumulated other comprehensive gain                                          671,661              118,036
                                                                       --------------------------------------
Total stockholder's equity                                                    21,890,585           31,907,573
                                                                       --------------------------------------
Total liabilities and stockholder's equity                             $     166,005,673    $     114,237,585
                                                                       ======================================

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Operations

                                                                       YEAR ENDED DECEMBER 31
                                                              2002              2001              2000
                                                        ---------------------------------------------------
REVENUES
Net investment income                                   $      1,534,629    $   2,108,497    $    1,888,172
Realized capital (losses) gains                               (1,232,740)          14,088                 -
Administrative service fees                                       50,663           39,260            49,940
Contract charges and fees                                        650,853          108,986             3,979
                                                        ---------------------------------------------------
Total revenues                                                 1,003,405        2,270,831         1,942,091

BENEFITS AND EXPENSES
Contract owner benefits                                        1,284,163        1,078,918           490,964
Acquisition expenses                                             647,466          (50,182)                -
Goodwill impairment                                            1,427,535                -                 -
General and administrative expenses                           13,614,804        8,520,739         6,203,576
                                                        ---------------------------------------------------
Total benefits and expenses                                   16,973,968        9,549,475         6,694,540
                                                        ---------------------------------------------------
Net loss                                                $    (15,970,563)   $  (7,278,644)   $   (4,752,449)
                                                        ===================================================

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                 Consolidated Statements of Stockholder's Equity

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                             ADDITIONAL PAID-                        COMPREHENSIVE
                                             COMMON STOCK       IN CAPITAL           DEFICIT         INCOME (LOSS)         TOTAL
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 1999               $   2,500,000    $   39,351,096        $ (9,617,174)     $  (730,777)      $ 31,503,145
Net loss                                                -                 -          (4,752,449)               -         (4,752,449)
Change in unrealized loss on investments,
   net of federal income taxes                          -                 -                   -          446,336            446,336
                                                                                                                       ------------
Comprehensive loss                                      -                 -                   -                -         (4,306,113)
Additional capital contributions                        -         5,320,065                   -                -          5,320,065
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 2000                   2,500,000        44,671,161         (14,369,623)        (284,441)        32,517,097

Net loss                                                                             (7,278,644)               -         (7,278,644)
Change in unrealized loss on investments,
   net of federal income taxes                          -                 -                   -          402,477            402,477
                                                                                                                       ------------
Comprehensive loss                                      -                 -                   -                -         (6,876,167)
Additional capital contributions                        -         6,266,643                   -                -          6,266,643
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 2001                   2,500,000        50,937,804         (21,648,267)         118,036         31,907,573

Net loss                                                                            (15,970,563)                        (15,970,563)
Change in unrealized loss on investments,
   net of federal income taxes                                                                           553,625            553,625
                                                                                                                       ------------
Comprehensive loss                                                                                                       15,416,938)
Additional capital contributions                                  5,399,950                                               5,399,950
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 2002               $   2,500,000    $   56,337,754        $(37,618,830)     $   671,661       $ 21,890,585
                                            =======================================================================================

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                          2002               2001             2000
                                                       ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $ (15,970,563)    $  (7,278,644)   $  (4,752,449)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of acquisition costs                       647,466                 -                -
     Goodwill impairment                                   1,427,535                 -                -
     Amortization of bond discount/premium                   114,504           109,529          114,223
     Realized capital losses (gains)                       1,232,740           (14,088)               -
     Amounts transferred to separate account
       for realized losses                                  (885,338)                -                -
     Changes in:
       Accrued investment income                              50,004           (29,843)         (16,877)
       Receivable (payable) from affiliates                1,511,663           618,304       (1,028,744)
       Unearned revenue                                       17,927             5,123              901
       Reinsurance receivables (payables)                  1,598,029          (456,359)        (290,302)
       Deferred acquisition costs                         (1,141,382)       (2,242,156)        (327,720)
       Deferred gain from modified coinsurance             1,018,107           965,762          318,028
         Agreement
       Accrued expenses and other liabilities              4,128,378         1,525,082          438,600
       Other assets                                         (257,655)         (462,919)         139,938
                                                       ------------------------------------------------
Net cash used in operating activities                     (6,508,585)       (7,260,209)      (5,404,402)

INVESTING ACTIVITIES
Purchases of fixed maturity securities                             -                 -         (453,975)
Proceeds from sales, maturities and repayments
   of fixed maturity securities                              883,680         1,509,785        2,535,000
Proceeds from sale of other invested assets                  123,194                 -                -
                                                       ------------------------------------------------
Net cash provided by investing                             1,006,874         1,509,785        2,081,025
   Activities

FINANCING ACTIVITIES
Capital contributions from parent                          5,399,950         5,184,643        5,320,065
                                                       ------------------------------------------------
Net cash provided by financing activities                  5,399,950         5,184,643        5,320,065
                                                       ------------------------------------------------

(Decrease) increase in cash and cash equivalents            (101,761)         (565,781)       1,996,688
Cash and cash equivalents at beginning of year             9,383,386         9,949,167        7,952,479
                                                       ------------------------------------------------
Cash and cash equivalents at end of year               $   9,281,625     $   9,383,386    $   9,949,167
                                                       ================================================

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                   Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

Sage Life Assurance of America, Inc. (the "Company" or "Sage Life") is a Delaware domiciled stock life insurance company with its principal offices in Stamford, Connecticut. The Company is a wholly owned subsidiary of Sage Life Holdings of America, Inc. ("SLHA") which is owned 9.9% by Swiss Re Life and Health America, Inc. ("Swiss Re") and 90.1% owned by Sage Insurance Group, Inc. ("SIGI"), a wholly owned indirect subsidiary of Sage Group Limited, a South African financial institution.

Before the general business retrenchment described below in "Restructuring Costs" the Company was engaged in the manufacture, marketing and distribution of variable annuity and variable life insurance contracts (the "Insurance Products") and shares of a registered investment company. The Company is licensed to write business in 49 states and the District of Columbia. Sales of these products to the retail public are made by registered representatives of unaffiliated broker-dealers that have entered into selling agreements with the principal underwriter for the product. Gross premiums for 2002, 2001, and 2000 were approximately $86,753,000, $68,900,000, and $21,110,000, respectively.

Sage Life's affiliated companies include: Sage Life Assurance Company of New York ("Sage New York"), a subsidiary of Sage Life that had been seeking to obtain a license in the State of New York; Sage Advisors, Inc. an affiliated investment manager for the registered investment company ("Sage Life Investment Trust" or the "Trust") sponsored by Sage Life whose shares (the "Shares") are available as investment options in the Insurance Products; Sage Distributors, Inc. ("Sage Distributors") a registered broker-dealer that acts as the principal underwriter of the Insurance Products and the Shares; Sage Re (Bermuda) Ltd., an insurance company licensed in Bermuda; and Finplan Holdings, Inc.

As stated in Note 6 - Common and Preferred Stock of Parent, the Company's statutory capital and surplus at December 31, 2002 fell below the minimum $20 million level required by the Preferred Stock Purchase Agreement between SLHA and Swiss Re. Consequently, subject to obtaining requisite regulatory approvals, Swiss Re now has the right to exercise its option under the terms of the Preferred Stock Purchase Agreement to assume voting control of SLHA. Swiss Re has not yet exercised, and has yet to indicate whether it would exercise, such an option.

RESTRUCTURING COSTS

On December 17, 2002, the Board of Directors approved plans to discontinue business activities including the suspension of all sales, marketing and distribution activities, the closure of the Trust, and the termination of all staff not required to administer the run-off of Sage Life's in-force contracts. Effective January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales. As a result, the Company's entire internal and external wholesaling and marketing staff were terminated in mid-January 2003. The Company plans to keep its remaining staff to effect the phased implementation of business discontinuance activities over the course of 2003. This includes further planned retrenchments to reduce staff down to a minimum group to administer the in-force business during run-off.

                      Sage Life Assurance of America, Inc.

RESTRUCTURING COSTS (CONTINUED)

In accordance with the provisions of Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination and Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), the Company has established provisions of $5,404,000 at December 31, 2002 for involuntary termination benefits, contract termination and other exit costs (principally the write off of goodwill) resulting from its decision to cease new business activities.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the consolidated accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions relate to the amortization of deferred acquisition costs and deferred gain from the modified coinsurance agreement. These assumptions involve surrenders, investment return, growth in allocations to variable funds options by contract owners, and maintenance expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

INVESTMENTS

The Company has classified all of its fixed maturity investments as available-for-sale. Those investments are carried at fair value and changes in unrealized gains and losses are reported as a component of stockholder's equity, net of applicable deferred federal income taxes. Fair values are determined by quoted market prices.

Equity securities, consisting of seed money investments, are carried at fair value based on the net asset values of the fund shares and the related unrealized capital gains (losses) are reported as a component of stockholder's equity, net of applicable deferred federal income taxes.

                      Sage Life Assurance of America, Inc.

INVESTMENTS (CONTINUED)

The Company reviews its investment portfolio quarterly for indicators of other than temporary impairment of securities. Based on the facts and circumstances, when the Company determines that a decline in fair value below cost is other than temporary, the Company records the difference as a realized loss in the statement of operations. Realized gains on the disposal of investments are determined by the specific identification method. In 2002 and 2001, the reclassification adjustments for realized capital losses previously included in accumulated other comprehensive income were approximately $5,000 and $38,000, respectively.

FAIR VALUES

The following methods and assumptions were used by the Company in estimating the "fair value" disclosures for financial instruments in the accompanying financial statements and notes thereto:

         Cash, Cash Equivalents, and Short-term Investments: The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

         Investment Securities: Fair values for fixed maturity securities are based on quoted market prices, where available. The fair values for equity securities are based on quoted market prices, where available; for equity securities that are not actively traded, estimated fair values are based on values of issues of comparable yield and quality. See Note 2.

         Investment Contracts: The carrying amounts of the Company's liabilities under variable life and annuity contracts approximates fair value.

DEFERRED ACQUISITION COSTS AND SALES INDUCEMENTS

The costs of acquiring new business, which vary with and are primarily related to the production of new business, are deferred net of reinsurance. These costs include commissions, costs of contract issuance, and certain selling expenses. These deferred costs are being amortized in proportion to expected gross profits from interest, expense, mortality and surrender margins. This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised. During 2002, 2001, and 2000, the Company capitalized $1,141,000, $2,192,000, and $328,000, net of reinsurance ceded. During 2002 and 2001, the Company recorded, net of reinsurance ceded, amortization and interest accretion of $892,000 and $245,000, and $45,000 and $95,000 respectively. The Company began amortizing deferred acquisition costs in 2001.

The Company also offers sales inducements that enhance the investment yield on the amount allocated to the fixed option by contract owners. Such inducements are deferred and amortized in a manner similar to deferred acquisition costs. At December 31, 2002 and 2001 deferred sales inducements were $823,000 and $604,000, respectively, and are included in other assets in the accompanying balance sheets.

                      Sage Life Assurance of America, Inc.

REINSURANCE

Reinsurance contracts are accounted for in a manner consistent with the underlying contracts. Reinsurance does not relieve the Company from its obligations to contract owners. The Company remains primarily liable to the contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

Deferred acquisition costs in the accompanying balance sheets are net of amounts ceded under a modified coinsurance agreement with Swiss Re. The deferred gain from this agreement shown in the accompanying consolidated balance sheets represents the commission and expense allowance received by the Company in excess of the quota share percentage. Contract liabilities and associated assets are reported on a gross basis.

Reinsurance premiums ceded for the guarantees in the contracts and the corresponding reinsurance recoveries on benefits and claims incurred are included in contract owner benefits.

SEPARATE ACCOUNTS

The separate account assets and liabilities reported in the accompanying balance sheets represent funds that are separately administered, principally for the benefit of certain contract owners who bear the investment risk. The separate account assets and liabilities are carried at fair value based on quoted market prices. The change in fair value of fixed maturity and marketable equity securities are recognized in other comprehensive income as if those securities were in the general account. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account contract owners, are excluded from the amounts reported in the accompanying statements of operations.

Separate account assets consist of mutual funds, bonds, short-term investments, transfers due from the general account and cash and cash equivalents. The Company provides return guarantees determined periodically by management that vary based on the length of the guarantee period ranging from one to ten years subject to a minimum guaranteed return of 3%, or the rate on an analogous Treasury Note less 225 basis points, of the average investment balance to contract owners selecting any of the fixed options. Withdrawals from fixed options prior to the end of the guarantee period are subject to a market value adjustment based on interest rate levels at the time of the withdrawal. At December 31, 2002 and 2001, the separate account liabilities included approximately $21,597,000 and $28,521,000, respectively, relating to contracts for which the contract owner is guaranteed a fixed rate of return.

For contract owners that do not select the fixed option, there are no minimum guarantees and the investment risk associated with market value changes are borne entirely by the contract owner.

                      Sage Life Assurance of America, Inc.

CONTRACT LIABILITIES

The Company has no contract liabilities in its general account at December 31, 2002 and 2001. All contract liabilities are in the separate account and are comprised of all payments received adjusted for investment experience, contract owner charges, assessments and withdrawals related to the underlying contracts.

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

GOODWILL

On December 31, 1996 the Company was purchased by SIGI from Security First Life Insurance Company. The amount paid in excess of the acquired assets was recorded as goodwill and was being amortized on a straight-line basis over thirty years. The carrying value of goodwill is regularly reviewed for indications of impairment in value.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment. At adoption, the Company performed an impairment test for its carrying value of goodwill. Utilizing sales forecasts to project future distributable earnings, the Company computed an embedded value that supported the carrying value of goodwill. However, concurrent with the Company's decision to place itself in run-off, the Company concluded that its goodwill was impaired. Therefore, the Company wrote off the goodwill balance of $1,428,000 in current year operations.

                      Sage Life Assurance of America, Inc.

GOODWILL (CONTINUED)

The remaining balance included in goodwill and identified intangibles represents state insurance licenses acquired in the acquisition of Fidelity Standard Life Insurance Company. Those identified intangibles are not subject to amortization under SFAS No. 142 because of their indefinite lives. The Company reviews those identified intangibles at least annually for impairment based on fair value of the insurance licenses.

If SFAS No. 142 were in effect beginning January 1, 2000, the financial statement impact would have been approximately $217,000 and $234,000 for the years ended December 31, 2001 and 2000, respectively.

FEDERAL INCOME TAXES

Federal income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SEGMENT INFORMATION

The Company's operations are classified into one reportable segment: manufacture, marketing and distribution of variable annuity and variable life insurance contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS No. 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial condition or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statement amounts to conform to the 2002 presentation.

                      Sage Life Assurance of America, Inc.

2. INVESTMENTS

Investments in fixed maturity securities at December 31 consist of the following (in thousands):

                                                      GROSS           GROSS
                                     AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                       COST           GAINS           LOSSES        VALUE
                                     -------------------------------------------------------
2002
U.S. Government obligations          $   6,499        $  486          $    -       $   6,985
Corporate obligations                    5,977           251              77           6,151
                                     -------------------------------------------------------
                                     $  12,476        $  737          $   77       $  13,136
                                     =======================================================
2001
U.S. Government obligations          $   6,988        $   90          $    5       $   7,073
Corporate obligations                    6,498           144              63           6,579
                                     -------------------------------------------------------
                                     $  13,486        $  234          $   68       $  13,652
                                     =======================================================

The amortized cost and fair value of fixed maturity securities by contractual maturity at December 31, 2002 are summarized below (in thousands). Actual maturities will differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                          AMORTIZED          FAIR
                                                            COST             VALUE
                                                          --------------------------
Due in one year or less                                   $   2,008        $   2,040
Due after one year through five years                         7,896            8,467
Due after five years through ten years                        2,572            2,629
                                                          --------------------------
Total                                                     $  12,476        $  13,136
                                                          ==========================

Investments in equity securities at December 31 consist of the following (in thousands):

                                                     GROSS           GROSS
                                    AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                      COST           GAINS           LOSSES        VALUE
                                    -----------------------------------------------------
2002
Nasdaq 100 Index Fund               $     273      $        -      $        -    $    273
Eagle All-Cap Fund                        486               -               -         486
                                    -----------------------------------------------------
                                    $     759      $        -      $        -    $    759
                                    =====================================================
2001
Nasdaq 100 Index Fund               $     428      $       11      $        -    $    439
Eagle All-Cap Fund                        654               4               -         658
                                    -----------------------------------------------------
                                    $   1,082      $       15      $        -    $  1,097
                                    =====================================================

                      Sage Life Assurance of America, Inc.

During 2002 and 2001, the Company recognized impairment losses in the above funds of $323,000 and $918,000, respectively. Such losses are included in realized capital losses in the accompanying statements of operations. In addition, during 2002, the Company recorded realized capital losses of $863,000 on a WorldCom bond which was held in the separate account to support insurance contracts in guaranteed fixed options.

Proceeds from the sale of fixed maturity securities were $884,000 and 1,510,000 during 2002 and 2001, resulting in gross realized gains (losses) of $(24,000) and $14,000, respectively.

During 2001, the Company's parent contributed equity securities with a fair value of $1,082,000 to the Company. Such equity securities represent seed money in two funds sponsored by Sage Life Investment Trust.

At December 31, 2002 and 2001, unrealized capital gains of $235,000 and $7,000, respectively, net of tax, on fixed maturity securities held in the separate account was reflected in accumulated other comprehensive gains.

Investment income by major category of investment is summarized as follows (in thousands):

                                                2002            2001             2000
                                             -------------------------------------------
Fixed maturity securities                    $    1,483      $    1,875       $    1,398
Cash and cash equivalents                           157             370              572
                                             -------------------------------------------
Total investment income                           1,640           2,245            1,970
Investment expenses                                (105)           (136)             (82)
                                             -------------------------------------------
Net investment income                        $    1,535      $    2,109       $    1,888
                                             ===========================================

At December 31, 2002 securities with an amortized cost and fair value of approximately $6,398,000 and $6,878,000, respectively, were held by trustees in various amounts in accordance with the statutory requirements of certain states in which the Company is licensed to conduct business.

3. REINSURANCE

At the date of issue, the Company's variable insurance products result in a net cash outflow in that 100% of contract owner premiums received by the Company are invested in separate accounts supporting the contracts, leaving a cash strain caused by the payment of commissions and other policy acquisition expenses. In 2000, the Company entered into a multi-year modified coinsurance agreement (the "Modco Agreement") under which Sage Life has ceded a significant portion of the variable insurance business to Swiss Re. Depending on the product, the Company ceded to Swiss Re between 65% to 81% of contract revenues and related expenses in return for an expense allowance from Swiss Re that substantially covers commission and other contract acquisition costs. This Modco Agreement provided the Company with additional capacity for growth by substantially funding the cash flow strain from new business.

                      Sage Life Assurance of America, Inc.

3. REINSURANCE (CONTINUED)

During 2002, 2001, and 2000 the Company ceded premiums of $76,876,000, $39,816,000, and $14,106,000, respectively. Contract charges and fees for 2002, 2001, and 2000 are net of $883,000, $230,000, and $8,000, respectively, ceded to
Swiss Re. Contract owner benefits are net of $6,000, $123,000, and $30,000 ceded to Swiss Re in 2002, 2001, and 2000, respectively.

During the first quarter of 2002, the Modco Agreement was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. The amendment resulted in reductions of written premium, Contract charges and Contract owner benefits of $9,312,000, $8,000, and $5,000, respectively, relating to the prior year.

In addition, the Company has entered into reinsurance arrangements that reinsure certain mortality risks associated with the death benefit and accidental death benefit features of the contracts, as well as other contract guarantees. The premium ceded under these arrangements in 2002 and 2001 was $294,000 and $154,000, respectively. The Company uses only highly rated reinsurance companies to reinsure these risks.

4. FEDERAL INCOME TAXES

Prior to 2002, the Company had filed a separate life insurance company federal income tax return. Beginning in 2002, the Company may elect to join in a life/non-life consolidated tax return of Sage Holdings (U.S.A.), Inc. and its subsidiaries.

The Company files a separate life insurance company federal income tax return and intends to do so through the year 2002.

The provision for income taxes varies from the amount that would be computed using the federal statutory income tax rate as follows:

                                              2002             2001           2000
                                              ----             ----           ----
Pre-tax loss                              $(15,970,563)     $(7,278,644)   $(4,752,449)
Application of the federal statutory
  tax rate - 34%                            (5,429,991)      (2,474,739)    (1,615,833)
Change in valuation allowance                5,428,929        2,551,734      1,614,188
Other                                            1,062          (76,995)         1,645
                                          --------------------------------------------
Total income tax provision                           -                -              -
                                          ============================================

                      Sage Life Assurance of America, Inc.

The Company's deferred tax assets and liabilities are comprised of the following at December 31:

                                                                       2002                  2001
                                                                 ------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                              $     10,571,506        $  7,682,789
   Capital loss carryforwards                                             419,132                   -
   Reserves                                                            (2,234,396)            282,527
   Deferred gain from Modco Agreement                                     782,645             436,489
   Accrued expenses                                                     3,997,952                   -
   Unearned revenue                                                       161,231              82,944
   Other                                                                  155,030              37,718
                                                                 ------------------------------------
Total deferred tax assets                                              13,853,100           8,522,467
Deferred tax liabilities:
   Goodwill                                                               (41,790)           (378,729)
   Deferred policy acquisition costs                                     (413,295)           (712,167)
   Unrealized gain on appreciation of investments                        (346,007)            (60,807)
   Other                                                                 (272,717)            (13,093)
                                                                 ------------------------------------
Total deferred tax liabilities                                         (1,073,809)         (1,164,796)
Valuation allowance for deferred tax assets                           (13,125,298)         (7,418,478)
                                                                 ------------------------------------
Net deferred tax liability                                       $       (346,007)       $    (60,807)
                                                                 ====================================

Based upon the lack of historical operating earnings and the uncertainty of operating earnings in the future, management has determined that it is not more likely than not that the deferred tax assets will be fully recognized. Accordingly, a valuation allowance has been recorded.

At December 31, 2002, the Company has separate company net operating loss carryforwards of approximately $31,100,000, expiring between 2012 and 2017.

5. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The Company is a Delaware-domiciled life insurance company subject to the laws of Delaware governing insurance companies and to the regulations of its Insurance Department (the "Department"). Delaware's insurance laws require, among other things, that insurers maintain specified minimum levels of paid-in capital and surplus, and that their investments be of specified types and may not exceed specified amounts. The Department has broad authority to examine an insurer's books and records to ensure compliance with those and other insurance laws of the State, and may determine whether reported contract liabilities and reserves are computed in accordance with statutory accounting practices prescribed or permitted by the Department. In addition, the Company is subject to the regulation under insurance laws of all jurisdictions in which it operates (49 states and the District of Columbia).

                      Sage Life Assurance of America, Inc.

Changes in control of insurance companies are subject to Delaware's Insurance Holding Company System Registration law and regulation. All transfers of control must be submitted in advance to the Department for its approval and determination as to, among other things: the proposed transferee's competence, experience and integrity; whether the transfer is likely to be hazardous or prejudicial to the insurance buying public; and whether the plans or proposals which the proposed transferee has to liquidate the insurer or sell its assets, or make other material changes may be unfair or unreasonable to policyholders.

The Delaware Insurance Commissioner has broad administrative powers allowing him or her to: (1) impose monetary penalties on insurers for violations of any provisions of the insurance laws; (2) to suspend or revoke an insurer's certificate of authority; (3) to obtain injunctions or receivership with respect to violations of the Insurance Holding Company System Registration law; and (4) to apply to the court for orders appointing him as a receiver for the purposes of rehabilitating or liquidating insolvent or financially unsound insurers.

The insurance laws also set forth the order of priority of claims against a rehabilitating or liquidating insurer.

The Company's insurance business has been entirely restricted to variable annuities and variable life insurance contracts. Pursuant to Delaware's insurance laws, the Company has established separate investment accounts to support these variable Insurance Products as well as for other purposes permitted by law. Assets equal to the reserves and other Insurance Products' liabilities with respect to the separate accounts are not chargeable with liabilities arising out of any other business or account of the Company.

The Company's statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Delaware Insurance Department as codified in the NAIC's Accounting Practices and Procedures Manual. Statutory-basis net loss and capital and surplus of the Company were as follows (in thousands):

                                                    2002                2001                2000
                                              ----------------------------------------------------
Net loss                                      $      (22,336)     $       (7,662)    $      (1,949)
Capital and surplus                                    8,562              25,368            26,506

The National Association of Insurance Commissioners ("NAIC") requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention. The RBC model law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. At December 31, 2002, the Company's total adjusted capital exceeded RBC requirements.

                      Sage Life Assurance of America, Inc.

The Company is subject to state regulatory restrictions that limit the maximum amount of dividends payable. Subject to certain net income carryforward provisions as described below, the Company must obtain approval of the Insurance Commissioner of the State of Delaware in order to pay, in any 12-month period, "extraordinary" dividends which are defined as those in excess of the greater of 10% of surplus as regards contract owners as of the prior year-end and statutory net income less realized capital gains for such prior year. The Company may pay dividends only out of earned surplus. In addition, the Company must provide notice to the Insurance Commissioner of the State of Delaware of all dividends and other distributions to SLHA, within five business days after declaration and at least ten days prior to payment. At December 31, 2002, the Company could not pay a dividend to SLHA without prior approval from state regulatory authorities as the Company currently does not have earned surplus. Additionally, the Company has paid no dividends since the commencement of its operations.

6. COMMON AND PREFERRED STOCK OF PARENT

On December 31, 1998, pursuant to a Preferred Stock Purchase Agreement (the "Preferred Stock Agreement"), SLHA issued 125,000 shares of non-voting, nonconvertible, Series A Cumulative Preferred Stock with a par value of $0.10 and a stated value of $100 to Swiss Re for a purchase price of $12,500,000. Under the Agreement, Swiss Re is entitled to a cumulative 7.53% dividend for each year through December 31, 2003, increasing by 0.50% per annum thereafter, payable annually in arrears on December 31 of each year, commencing on December 31, 1999, in cash, or, at the option of SLHA for the first two years, in additional shares of Series A Cumulative Preferred Stock. In the event of liquidation, Swiss Re is entitled to full face value plus any unpaid accrued dividends prior to any payment to common stockholders or other junior securities. The Preferred Stock Agreement also contains certain financial and non-financial covenants, including restrictions related to the types of investments the Company may hold, the incurrence of indebtedness, mergers and acquisitions, and the maintenance of minimum capital and surplus.

On December 31, 1999, SLHA exercised its option to issue additional shares of Series A Cumulative Preferred Stock as payment for the dividend due to Swiss Re. The value of the shares issued in replacement of the dividend payment was $941,250.

Effective October 1, 2000, SLHA entered into an Exchange Agreement with Swiss Re under which Swiss Re exchanged 20,965.13 shares of the preferred stock for
109.88 shares of SLHA's Class A Common Stock, representing a 9.9% interest in SLHA. In connection with the exchange, the Company also entered into a Stockholders' Agreement with Swiss Re which, among other things, provides Swiss Re with the right to designate one member of SLHA's board of directors as well as providing a "put option" exercisable in the event that SIGI, through a transfer of its ownership, would own less than 50% of SLHA. Under the put option, upon notice to Swiss Re of a proposed sale of SLHA shares that would reduce SIGI's ownership to less than 50%, Swiss Re could require SIGI to purchase all, but not less than all, of the preferred and common stock then owned by Swiss Re for an amount equal to $2,096,513 plus, for each share of preferred stock, $100 plus, all accrued but unpaid dividends.

                      Sage Life Assurance of America, Inc.

During 2000, the Preferred Stock Agreement was amended (the "Amended Agreement"), retroactive to April 1, 1999, to change the dividend rate applicable to preferred shares that were not received as a dividend paid in kind to 9.0474% for the period from April 1, 1999 through December 31, 2005. For preferred shares owned which were received as a result of dividends paid in kind, the dividend rate was changed to 7.53% through December 31, 2005. For the period from January 1, 2006 through December 31, 2006, the dividend rate on all outstanding preferred stock was changed to 9.3924% and thereafter increased by 0.58483% per annum.

SLHA may redeem all or a portion of the outstanding preferred shares for the stated value plus all accrued and unpaid dividends on the redeemed shares, provided that: (a) the stated value of the preferred shares outstanding after any partial redemption must be equal to at least $5 million and (b) at the same time, the Company purchase an equal percentage of the common shares held by Swiss Re at a cost of $100 per share. Further, Swiss Re may not transfer or otherwise dispose of any of the preferred or common shares prior to January 1, 2006, after which time any such transfer or disposition is subject to certain first refusal rights of the Company.

On September 30, 2002, Swiss Re and Sage Group reached an agreement to amend certain terms of the Preferred Stock Agreement. Under the terms of the original Preferred Stock Agreement, if the statutory-basis capital and surplus of Sage Life fell below $25 million and remained uncured for 60 days then, subject to obtaining regulatory approval, each share of Swiss Re preferred stock would be entitled to a number of votes sufficient to provide preferred shareholders a requisite majority of the voting interest in SLHA. Under the terms of the Amended Agreement, the required minimum level for Sage Life's statutory-basis capital and surplus was reduced from $25 to $20 million, subject to the elimination of any cure rights with respect to the new minimum capital level. In addition, Swiss Re also agreed to defer the December 31, 2002 dividends payable by SLHA with respect to its preferred shares until the earlier of June 30, 2003 or the closing of any material financing or sale of any material component of Sage Life's business.

At December 31, 2002, Sage Life's statutory capital and surplus was approximately $8,562,000 million, after making provision of approximately $12,661,000 million for certain charges in connection with future run-off expenses, involuntary termination benefits, contract termination and other exit costs. Consequently, subject to obtaining requisite regulatory approvals, Swiss Re now has the right to exercise its option under the terms of the Preferred Stock Agreement to assume voting control of SLHA. Swiss Re has not yet exercised, and has yet to indicate whether it would exercise, such an option.

7. RELATED PARTY TRANSACTIONS

The Company has a cost sharing agreement with SIGI whereby the entities share personnel costs, office rent and equipment costs. These costs are allocated between the companies based upon the estimated time worked, square footage of space utilized and upon estimated usage of equipment, respectively. At December 31, 2002 and 2001 amounts due (to) from SIGI under this agreement were approximately $(430,000) and $1,082,000, respectively.

                      Sage Life Assurance of America, Inc.

The Company receives administrative service fees for investments held under management by Sage Advisors, an affiliated company. Sage Advisors is the investment advisor for Sage Life Investment Trust. At December 31, 2002, the Trust is comprised of four investment funds that are available to variable contract owners of the Company. Administrative service fees earned on investments held under management by Sage Advisors were approximately $40,000, $37,000, and $50,000 in 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, approximately $26,000 and $7,000, respectively, were due from Sage Advisors.

The Company has a distribution agreement with Sage Distributors (the "Underwriting Agreement") whereby Sage Distributors is permitted to enter into selling agreements with unaffiliated broker-dealers whose registered representatives sell the Company's products to the public. The Underwriting Agreement provides that Sage Distributors receive no compensation for providing underwriting services to the Company and that Sage Distributors is responsible for all of its costs in marketing the Company's products, except for any commissions payable to registered representatives of Sage Distributors. During the first three quarters of 2002 and throughout 2001, the Company paid wholesaling allowances of approximately $404,000 and $413,000, respectively, to Sage Distributors, respectively.

The Company, Sage Distributors and SIGI agreed to amend the Underwriting Agreement and Cost Sharing Agreement so that the Company would bear, subject to certain limitations, the full costs of Sage Distributors marketing, distribution and overhead costs effective October 1, 2002. This amendment lapsed on December 31, 2002.

During 2002, 2001 and 2000, the Company paid $200,000, $226,000 and $60,000, respectively, to a law firm of which a director of the Company is a partner. Services provided by this law firm were primarily in the areas of regulatory compliance and general corporate matters.

8. COMMITMENTS

The Company has made a commitment to the Michigan Department of Insurance to maintain statutory-basis capital and surplus at an amount not less than $25 million in order to remain a licensed insurer in that state. During the third quarter of 2002, the Company's surplus fell below that level. The Company contacted officials in the Company Regulation Bureau of the Michigan Insurance Department to inform them of this situation. The Michigan Insurance Department has not restricted the Company's license. The Company continues to keep the Insurance Department of Michigan appraised of the Company's capital raising / sale activities.

9. EMPLOYEE BENEFITS

After completion of one year of service with the Company, all employees participate in a defined contribution pension plan (the "Plan") sponsored by SIGI. Under the Plan, benefits are based on a percentage of base annual salary and are vested 100% after three years of service with the Company. All contributions to the plan are directly expensed at the time of contribution and amounted to approximately $109,000, $86,000 and $78,000 in 2002, 2001 and 2000,
respectively. The Plan was terminated with effect from January 1, 2003 with all assets vesting immediately to the benefit of participating employees who will receive a distribution of their fully vested accounts.

                      Sage Life Assurance of America, Inc.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes information with respect to the operations of the Company on a quarterly basis:

                                                               THREE MONTHS ENDED
                                     MARCH 31      JUNE 30        SEPTEMBER 30        DECEMBER 31
                                    --------------------------------------------------------------
                                                             (in thousands)
2002
Net investment income               $     381    $       401      $      372         $         381
Total revenues                            547           (392)            584                   265
Total benefits and expenses             2,870          2,893           2,041                 9,170
Net loss                               (2,323)        (3,286)         (1,458)               (8,904)

2001
Net investment income               $     608    $       652      $      502         $         346
Total revenues                            626            680             536                   429
Total benefits and expenses             1,999          2,593           2,458                 2,499
Net loss                               (1,373)        (1,914)         (1,921)               (2,071)

Certain quarterly amounts presented in the table above have been reclassified to conform to the financial statement presentation included in the accompanying statements of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      /s/ Terry Eleftheriou
                                           Terry Eleftheriou
                                      Executive Vice President
                                      & Chief Financial Officer

                                     (Principal Financial Officer)

                                      /s/ Gregory S. Gannon
                                          Gregory S. Gannon
                                      Vice President and Controller
                                       (Chief Accounting Officer)

Date: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE AND TITLE                                       DATE
            -------------------                                       ----
           /s/ ROBIN I. MARSDEN                                  April 15, 2003
           --------------------
             Robin I. Marsden
   President, Chief Executive Officer
and Director (Principal Executive Officer)

            /s/ H. LOUIS SHILL                                   April 15, 2003
            ------------------
             H. Louis Shill
           Chairman and Director

             /s/ PAUL C. MEYER                                   April 15, 2003
             -----------------
              Paul C. Meyer
                 Director

           /s/ RICHARD D. STARR                                  April 15, 2003
           --------------------
              Richard D. Starr
                  Director

          /s/ DR. MEYER FELDBERG                                 April 15, 2003
          ----------------------
            Dr. Meyer Feldberg
                 Director

         /s/ DONALD C. WAITE, III                                April 15, 2003
         ------------------------
              Donald C. Waite, III
                   Director

            /s/ JOHN A. BENNING                                  April 15, 2003
            -------------------
              John A. Benning
                 Director

          /s/ MITCHELL R. KATCHER                                April 15, 2003
          -----------------------
              Mitchell R. Katcher
  Senior Executive Vice President, Chief
Operating Officer, Chief Actuary and Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robin I. Marsden, President and Chief Executive Officer certify that:

1. I have reviewed this Annual Report on Form 10-K of Sage Life Assurance of America Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:      /s/ Robin I. Marsden
         Name:  Robin I. Marsden
         Title:  President & Chief Executive Officer

Date:    April 15, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Terry Eleftheriou, Chief Financial Officer certify that:

1. I have reviewed this Annual Report on Form 10-K of Sage Life Assurance of America Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:      /s/ Terry Eleftheriou
         Name: Terry Eleftheriou
         Title: Chief Financial Officer

Date:    April 15, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
3.1               Articles of Incorporation of Sage Life Assurance of America,
                  Inc., as amended to date was filed as Exhibit 6 to the
                  Registration Statement on Form N-4 (File No.333-43329) dated
                  December 24, 1997, and is incorporated herein by reference.

3.2               Amended and restated By-Laws of Sage Life Assurance of
                  America, Inc. was filed as Exhibit 3.2 to the Company's Form
                  10-K for the Fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.1              Services Agreement with Financial Administrative Services,
                  Inc. was filed as Exhibit 8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-4 (File No.333-43329) dated January 28, 1999, and is incorporated herein by reference.

10.2              Reinsurance Agreement (Modified Coinsurance Treaty) with Swiss
                  Re Life and Health America, Inc. (formerly Life Reassurance
                  Corporation of America) was filed as Exhibit 10.2 to the Company's Form 10K for the Fiscal Year ended December 31,
                  2000, and is incorporated herein by reference. Confidential treatment has been requested for portions of this document.
                  Amendment No.1 to Modified Coinsurance Treaty was filed as
                  Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
                  March 31, 2002.

10.3+             Employment Agreement with Robin I. Marsden was filed as
                  Exhibit 10.3 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.3(a)+*         Letter dated November 11, 2002, amending Employment
                  Agreement with Robin I. Marsden.

10.4+             Employment Agreement with Mitchell R. Katcher was filed as
                  Exhibit 10.4 to the Company's Form 10-K for the Fiscal Year ended December 31, 2000 and is incorporated herein by reference.

10.4(a)+*         Letters dated November 11, 2002, and September 15, 2002,
                  amending Employment Agreement with Mitchell R. Katcher.

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

10.8+             Employment Agreement with Nancy F. Brunetti

10.8(a)+*         Letters dated June 10, 2002, and December 17, 2002, amending
                  Employment Agreement with Nancy F. Brunetti.

10.9+             Employment Agreement with Jeffrey C. Gordon

10.10+*           Employment Agreeent with Terry Eleftheriou

10.11* Cost Sharing Agreement with Sage Insurance Group, Inc., including Amendments No.1 and 2

10.12*            Underwriting Agreement with Sage Distributors, Inc., including
                  Amendment No.1

21*               Subsidiaries of Sage Life Assurance of America, Inc.

*  Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).