Form 10-Q
period 2003-03-31
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2003-05-20
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO _______________

     COMMISSION FILE NUMBERS -- 333-77441, 333-77437, 333-78583, 333-87172,
                      333-87174, 333-87178, AND 333-87950


                      SAGE LIFE ASSURANCE OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                                   51-0258372
        (STATE OR OTHER JURISDICTION OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)


          969 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT                                    06905
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

                                 (203) 321-8999
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ]Yes [X]No

As of May 20, 2003 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

Part I -- Financial Information                                                                                     Page
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.                                      3

          Consolidated Statements of Operations for the Three-Month Periods
          Ended March 31, 2003 and 2002.                                                                               4

          Consolidated Statements of Cash Flows for the Three-Month Periods
          Ended March 31, 2003 and 2002.                                                                               5

          Notes to Consolidated Financial Statements                                                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.                       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                  14

Item 4.   Controls and Procedures                                                                                     14

Part II -- Other Information

Item 1.   Legal Proceedings                                                                                           15

Item 2.   Changes in Securities and Use of Proceeds                                                             Not Applicable

Item 3.   Defaults Upon Senior Securities                                                                       Not Applicable

Item 4.   Submission of Matters to Vote of Security Holders                                                     Not Applicable

Item 5.   Other Information                                                                                     Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                                                                      Not Applicable

          Signatures                                                                                                 16

          Certification of Principal Executive Officer                                                               17

          Certification of Principal Financial Officer                                                               18

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31, 2003      DECEMBER 31,
                                                                 (UNAUDITED)            2002
                                                                -------------      -------------
ASSETS
Investments:
  Fixed maturity securities available for sale                  $  13,134,806      $  13,135,718
  Equity securities available for sale                                758,000            759,000
                                                                -------------      -------------
Total Investments                                                  13,892,806         13,894,718
  Cash and cash equivalents                                         5,153,486          9,281,625
  Accrued investment income                                           249,010            202,979
  Receivable from affiliate                                           546,224                 --
  Deferred acquisition costs                                        2,526,028          3,063,793
  Intangible assets                                                 4,348,765          4,348,765
  Other assets                                                        894,663            929,220
  Separate account assets                                         124,214,006        134,284,573
                                                                -------------      -------------
Total Assets                                                    $ 151,824,988      $ 166,005,673
                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement             $   2,142,419      $   2,301,897
  Payable to affiliate                                                     --            429,954
  Reinsurance payables                                              1,258,990            851,368
  Unearned revenue                                                     23,425             23,951
  Deferred federal income taxes                                       283,498            346,007
  Accrued expenses and other liabilities                            5,303,169          5,877,338
  Separate account liabilities                                    124,214,006        134,284,573
                                                                -------------      -------------
Total Liabilities                                                 133,225,507        144,115,088

Stockholder's Equity:
  Common  stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                       2,500,000          2,500,000
  Additional paid-in capital                                       56,337,754         56,337,754
  Deficit                                                         (40,780,386)       (37,618,830)
  Accumulated other comprehensive gain                                542,113            671,661
                                                                -------------      -------------
Total Stockholder's Equity                                         18,599,480         21,890,585
                                                                -------------      -------------
Total Liabilities and Stockholder's Equity                      $ 151,824,988      $ 166,005,673
                                                                =============      =============

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                          ----------------------------
                                              2003             2002
                                          -----------      -----------
REVENUES:
   Net investment income                  $   395,637      $   380,702
   Realized capital (losses) gains                 --          (12,596)
   Administrative service fees                 14,446           19,037
   Contract charges and fees                  302,927          159,459
                                          -----------      -----------
       Total Revenues                         713,010          546,602

BENEFITS AND EXPENSES:
    Contract owner benefits                   507,761          307,146
    Acquisition expenses                      213,920          498,351
    General & administrative expenses       3,152,886        2,064,387
                                          -----------      -----------
        Total Benefits and Expenses         3,874,567        2,869,884
                                          -----------      -----------
Net Loss                                  $(3,161,557)     $(2,323,282)
                                          ===========      ===========


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                            ----------------------------
                                                                                2003             2002
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(3,161,557)     $(2,323,282)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of acquisition costs                                          213,920          498,351
     Amortization of bond discount/premium                                       26,470           20,342
     Realized capital losses                                                         --           12,596
  Changes in:
     Accrued investment income                                                  (46,031)         (43,032)
     Receivable from affiliate                                                 (976,178)      (1,688,836)
     Unearned revenue                                                              (526)           8,336
     Reinsurance receivables                                                    407,623       (1,597,617)
     Acquisition costs deferred                                                  52,546         (434,937)
     Deferred gain from modified coinsurance agreement                         (159,478)         410,678
     Accrued expenses and other liabilities                                    (519,647)         714,154
     Other assets                                                                34,720          (37,979)
                                                                            -----------      -----------
 Net Cash Used In Operating Activities                                       (4,128,139)      (4,461,226)

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Cash Provided By Investing Activities                                           --          483,680

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions from parent                                                --        3,000,000
                                                                            -----------      -----------
Net Cash Provided By Financing Activities                                            --        3,000,000
                                                                            -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents                             (4,128,139)        (977,546)
Cash and Cash Equivalents at Beginning of Period                              9,281,625        9,383,386
                                                                            -----------      -----------
Cash and Cash Equivalents at End of Period                                  $ 5,153,486      $ 8,405,840
                                                                            ===========      ===========


See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sage Life Assurance of America, Inc. ("Sage Life" or the "Company" or "We") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in Sage Life's annual report on Form 10-K for the year ended December 31, 2002.

2.    NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment. At adoption, the Company performed an impairment test for its carrying value of goodwill. Utilizing sales forecasts to project future distributable earnings, the Company computed an embedded value that supported the carrying value of goodwill. However, concurrent with the Company's decision to discontinue new business and place itself in "run-off", the Company concluded that its goodwill was impaired. Therefore, the Company wrote off the goodwill balance of $1,428,000 at December 31, 2002.

The remaining balance included in identified intangibles represents state insurance licenses acquired in the acquisition of Fidelity Standard Life Insurance Company. Those identified intangibles are not subject to amortization under SFAS No. 142 because of their indefinite lives. The Company reviews those identified intangibles at least annually for impairment based on fair value of the insurance licenses.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial condition or results of operations.

3.    COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three months ended March 31, 2003 and 2002 were as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                     ----------------------------
                                                         2003             2002
                                                     -----------      -----------
Net loss                                             $(3,161,557)     $(2,323,282)
Change in unrealized investment gains and losses        (129,548)        (300,732)
                                                     -----------      -----------
Comprehensive loss                                   $(3,291,105)     $(2,624,014)
                                                     ===========      ===========

4.    REINSURANCE

At the date of issue, the Company's variable insurance products (the "Contracts") result in a net cash outflow in that 100% of Contract owner premiums received by the Company are invested in separate accounts supporting the Contracts, leaving a cash strain caused by the payment of commissions and other policy acquisition expenses. In 2000, the Company entered into a multi-year quota share modified coinsurance agreement (the "Modco Agreement") with Swiss Re Life and Health America Inc. ("Swiss Re", formerly Life Reassurance Corporation of America) under which the Company ceded a significant portion of its variable insurance business to Swiss Re. Depending on the product, the Company has ceded to Swiss Re between 65% to 81% of Contract revenues and related expenses in return for an expense allowance from Swiss Re that substantially covered commission and other contract acquisition costs. The Modco Agreement provided the Company with additional capacity by funding cash flow strain from new business.

During the first quarter of 2002, the Modco Agreement was amended to include certain variable annuity products introduced by the Company during the fourth quarter of 2001. The amendment resulted in reductions of written premium, Contract charges and Contract owner benefits of $9,312,250, $8,000, and $5,000, respectively, relating to the prior year. Excluding the aforementioned retroactive effects of the amendment, premiums, Contract charges and Contract owner benefits ceded to Swiss Re were $537,000, $312,000 and $30,000, respectively, for the quarter ended March 31, 2003, compared with $16,464,000, $84,000 and $38,000 for the quarter ended March 31, 2002.

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

6.    SIGNIFICANT ACCOUNTING POLICIES

Deferred Acquisition Costs, Deferred Gain and Unearned Revenue

We amortize deferred acquisition costs ("DAC"), deferred gain on modified coinsurance, and unearned revenue over the life of our Contracts in relation to estimated gross profits ("EGPs"). Both the deferred amounts and the EGPs are net of reinsurance. EGPs are based on assumptions about future Contract experience, including persistency, growth rate of elected investment options, and the level of expense required to maintain the Contracts. At each balance sheet date, EGPs are replaced with actual gross profits. Future EGPs are also recast taking into account the volume and mix of the Contracts actually in force and warranted changes in assumptions about future experience. Finally, amortization is derived based on the combination of actual gross profits to date and the recast EGPs. At March 31, 2003 and December 31, 2002, we replaced EGPs with actual gross profits and EGPs have been recast taking into consideration the volume and mix of Contracts in force.

The Company revised its assumptions about future lapse experience at December 31, 2002 to reflect the anticipated Contract holder behavior resulting from the Company's decision to discontinue new business activities and place itself in run-off. This revision in future assumptions had an immaterial effect on DAC at December 31, 2002.

Restructuring Costs

In accordance with the provisions of Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination and Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), the Company maintained provisions of $3,060,000 and $5,404,000, respectively, at March 31, 2003 and December 31, 2002 for involuntary termination benefits, contract termination and other exit costs resulting from its decision to cease new business activities.

Other Accounting Policies

For fuller information on the Company's significant accounting policies, reference should be made to the consolidated financial statements and footnotes thereto included in Sage Life's annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to: (i) the ability of the Company and certain of its affiliates to obtain access to capital for the funding of their future cash needs; (ii) the Company's future financial ratings; (iii) general economic conditions, including interest rate movements, equity market performance, inflation and cyclical industry conditions; (iv) governmental and regulatory policies, as well as the judicial environment; (v) increasing competition in the markets in which the Company operates; (vi) changes in generally accepted accounting principles; and (vii) the risks and uncertainties included in the Company's Securities and Exchange Commission filings.

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

BUSINESS OVERVIEW

Sage Life is a stock life insurance company incorporated in Delaware in 1981 with its principal offices in Stamford, Connecticut. We have licenses to conduct an insurance business in 49 states and the District of Columbia. Subject to the matter noted below, the Company is authorized to write variable annuity contracts in all jurisdictions in which it is licensed, and is authorized to write variable life insurance in all but three states. In December of 2002, the Boards of Directors of the Company and its intermediate and ultimate parents approved plans to suspend the Company's marketing and underwriting activities and to cease all new sales of variable annuity and variable life insurance products effective January 1, 2003. This action was taken due to the inability of the Company and its parents to raise the capital necessary to meet the ongoing needs of the Company. The Company is now establishing the facilities necessary to administer an orderly run-off of the in-force business. This development will be alluded to throughout this report, and may sometimes be referred to as a "general business retrenchment." One of the consequences of the general business retrenchment is that in March 2003, the Company was notified by the Insurance Department of the State of North Carolina that its license would be restricted in that state to prohibit any new product sales.

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

We are a wholly owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). Sage Insurance Group Inc. ("SIGI") owns 90.1% of the common stock of Sage Life Holdings. Swiss Re owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holdings' common stock, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of such preferred stock for common stock of Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. Additional information regarding the current state of affairs with respect to Swiss Re's investment in Sage Life Holdings is provided below in the "Liquidity and Capital Resources" section.

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

PRODUCTS AND DISTRIBUTION

Before the general business retrenchment, the Company's business strategy had been to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts"). Our obligations under these Contracts are supported by (i) variable accounts -- determined by the value of investments held in separate accounts, and (ii) fixed accounts -- backed by investments held in separate accounts. The assets in these separate accounts supporting the Contracts to which they relate are not chargeable with liabilities arising out of any other business we may conduct.

Our initial marketing focus was to distribute our products through banks and financial planning companies and regional broker-dealers, and then, over the long-term, we intended to expand our distribution channels to include wirehouses. As mentioned above, the Company is no longer marketing or distributing its products.

Since it began marketing its products, Sage Distributors Inc. ("Sage Distributors") has acted as the principal securities underwriter of the Contracts issued by the Company and of shares of its separate accounts. Effective July 24, 2000, the Company entered into a new distribution agreement with Sage Distributors (the "Underwriting Agreement") whereby Sage Distributors was permitted to enter into selling agreements with unaffiliated broker-dealers whose registered representatives sold Sage Life products to the public. The Underwriting Agreement provides that Sage Distributors receives no compensation for providing underwriting services to Sage Life and that the Sage Distributors is responsible for all of its costs in marketing Sage Life products, except for any commissions payable to registered representatives of Sage Distributors. Since Sage Distributors has inadequate revenues with which to fund these marketing and distribution costs, SIGI has historically undertaken to fund these expenses under the terms of an Expense Reimbursement Agreement between SIGI and Sage Distributors. The Company, Sage Distributors and SIGI agreed to amend the Underwriting Agreement and Expense Reimbursement Agreement so that Sage Life would bear, subject to certain limitations, the full costs of Sage Distributors marketing, distribution and overhead costs effective October 1, 2002. This amendment expired on December 31, 2002. Sage Distributors' ongoing operating costs were largely eliminated with the termination of its wholesaling and marketing staff and the cessation of new business activities as a result of the general business retrenchment.

The Company has begun the process of forming a subsidiary broker-dealer that would replace Sage Distributors as the principal securities underwriter of the Contracts and of shares of the Company's separate accounts. The Company has undertaken this step due to concerns that Sage Distributors might be unable to satisfy the net capital requirements of a limited purpose broker-dealer as prescribed by United States Securities and Exchange Commission ("SEC") and NASD Rules due to litigation that Sage Distributors is currently involved in. (See
Item 1 of Part II, "Legal Proceedings" for more details.) If a new broker-dealer is established as a subsidiary of the Company, the Company will be obligated to capitalize it at a level that satisfies the net capital requirements, currently $6,000, for a limited purpose broker-dealer.

The Company's products currently include as investment options four series funds of Sage Life Investment Trust (the "Trust"), a registered management investment company sponsored by the Company. The Trust is managed by Sage Advisors, Inc. ("Sage Advisors"), an SEC-registered investment adviser and a subsidiary of SIGI. SIGI has determined that it is unable to fund the continuing operating losses that Sage Advisors incurs in connection with its management agreement with the Trust. Accordingly, Sage Life has obtained approval from the SEC for an Order of Substitution allowing it to substitute shares of other unaffiliated registered management investment companies for the shares of the Trust in its products. The Company plans to effect the substitution of shares on May 30, 2003, thereby removing all assets of the Trust and substituting for the benefit of affected Contract Owners shares of unaffiliated registered management investment companies. This in turn will permit the termination of Sage Advisors' agreement with the Trust and end the operating losses.

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

Prior to June 30, 2000, the Company sold a limited number of Contracts as it focused most of its efforts on obtaining strong ratings from rating agencies and developing the staff, systems and other elements necessary to begin underwriting and marketing activities. Although gross premiums continued to show significant growth through December 31, 2002 when compared to the levels of the prior year, they remained well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income has continued to represent the most significant portion of the Company's revenues. Net investment income includes interest earned on the Company's general account assets and assets in the fixed sub-accounts of the separate account.

On December 17, 2002, the Board of Directors approved plans to suspend all sales, marketing and distribution activities, the closure of the Trust, and the termination of all staff not required to administer the run-off of Sage Life's in-force Contracts. Effective January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales. As a result, the Company's entire internal and external wholesaling and marketing staff were terminated in mid-January 2003. The Company plans to retain a core group of employees to effect the phased implementation of business discontinuance activities over the course of 2003 and the first quarter of 2004. This includes further planned retrenchments to reduce staff down to a number appropriate for the efficient administration of the run-off of the in-force business. General and administrative expenses for the current quarter include regular operating expenses that are expected to decline from their current levels over the course of 2003.

We do not currently reflect the benefits of deferred federal income taxes in our results.

LIQUIDITY AND CAPITAL RESOURCES

Funding of Cash Needs

From the beginning of 1997 until the general business retrenchment, the Company's primary cash needs were for the funding of the distribution of its insurance products and the establishment and maintenance of its operating infrastructure. These cash needs were met primarily through capital contributions from Sage Group, the funding of commission and acquisition expenses through a modified coinsurance arrangement with Swiss Re, issuance of preferred and common stock in Sage Life Holdings to Swiss Re, and through interest income on the invested assets of the Company's general account.

During the second quarter of 2001, management determined that the cash needs of the Company and the maintenance of its capital commitments to Swiss Re and the Michigan Insurance Department (discussed in more detail in the next section) could not be met solely by the methods mentioned above. Sage Group has been, and is currently, prohibited under South African currency control regulations from utilizing funds raised in South Africa for the Company's cash needs, other than with funds raised through capital issues denominated in currencies other than the South African rand. Furthermore, Sage Group's ability to issue stock outside of South Africa has been hindered by a severe devaluation of the South African rand relative to the United States dollar and a decrease in its stock price reflective of a general decline of financial services stocks in South Africa and elsewhere. Consequently, Sage Group has not issued new securities in the international markets to provide for the cash needs of the Company.

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

Although a number of interested parties were identified, Sage Group was unable to secure the necessary capital to sustain the Company's new business activities due, in part, to prolonged weak global capital markets and the negative sentiment that has severely impacted the life insurance sector. Accordingly, on December 17, 2002, the Boards of Directors of Sage Group, SIGI and Sage Life approved the general business retrenchment plans. Thereafter, on January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales of the insurance products.

Capital Commitments

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

Initial projections management had developed indicated that the Company would require additional capital during the first quarter of 2003 to enable it to maintain its $25 million commitments to Michigan and Swiss Re. Based on these projections, Sage Group began the capital raising exercise discussed in more detail in the prior section. However, events in the six months ended June 30, 2002 (including the diminution in the value of the Company's holdings in two formerly highly-rated debt securities, lower than projected levels of asset based fees due to depressed equity markets, lower than projected sales levels, and a slower reduction in expenses than anticipated) contributed to higher than expected net cash outflows and a faster than projected reduction in capital levels. As a result, the Company's statutory capital and surplus fell below $25 million during the third quarter of 2002.

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

At December 31, 2002, the Company's statutory capital and surplus had declined to approximately $8.6 million, after making provision of approximately $12.7 million for certain non-recurring charges arising from the Company's decision to discontinue new business activities. These non-recurring reserves were established in accordance with statutory accounting principles prescribed by the Insurance Department of the Commonwealth of Delaware (the "Delaware Insurance Department") and comprised $7.7 million for asset adequacy analysis liabilities related primarily to anticipated future run-off expenses projected to be incurred by the Company over the next twenty years (referred to as the "statutory run-off reserve") and $5.0 million for involuntary termination benefits and other exit-related costs. By letter dated March 18, 2003, the Delaware Insurance Department approved the statutory run-off reserve. The Company intends to perform a detailed review of the statutory run-off reserve annually as part of its cash flow testing.

Given this decline in the Company's statutory-basis capital and surplus, Swiss Re has recently indicated to Sage Group its intent to exercise its rights under the Preferred Stock Agreement and assume control of the Company subject to obtaining the required regulatory approval. Sage Group and Swiss Re have discussed terms under which an affiliate of Swiss Re would acquire all of the common stock of the Company's immediate parent, Sage Life Holdings. Swiss Re and the Company's management now intend to seek approval for such a transaction from the Delaware Insurance Department, the Company's primary state regulator. This regulatory approval process is expected to be completed in August 2003. Pending completion of this transaction, certain material management decisions, including
(i) any change in management or employee agreements, plans or commitments, (ii) the incurral of any indebtedness, and (iii) any payments, distributions, or transfers by the Company or Sage Life Holdings to any affiliate outside of the ordinary course of business, will continue to require the formal approval of Swiss Re in accordance with the terms of the September 30, 2002 Letter Agreement between Sage Group and Swiss Re.

Contract Obligations and Customer Service

Management maintains its belief that the Company has adequate capital resources to meet its Contract benefit and servicing obligations to existing Contract holders. Additionally, Contract holder investments are fully funded and held in separate accounts that are protected from the general creditors of the Company. The death benefit and other guaranteed rider features in the Company's products have been reinsured with highly-rated reinsurers.

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

The Company is rated "B++" (Very Good) by A.M. Best Co., and the current rating remains under review with "negative implications." The Company is rated "BBB"
(Good) by Fitch Ratings, and the rating is described as "evolving." These ratings have the following meanings:

- "B++" (Very Good) per A.M. Best Company: "Assigned to companies which have, in [A.M. Best Company's] opinion, a good ability to meet their ongoing obligations to policyholders."

- "BBB" (Good) per Fitch Ratings: "Insurers are viewed as possessing good capacity to meet policyholder and contract obligations. Risk factors are somewhat high, and the impact of any adverse business and economic factors is expected to be material, yet manageable."

Each of the foregoing agencies downgraded the Company's ratings on April 9 and April 23, 2003, respectively. These rating declines are related to matters disclosed above, including uncertainty about the future ownership of the Company. There can be no assurances that the rating agencies will not lower the Company's ratings further.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the three months ended March 31, 2002. The Company has provided a discussion of its market risks in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of Part II Sage Life's annual report on Form 10-K for the year ended December 31, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor its subsidiary are involved in any lawsuits. However, a former external wholesaler of Sage Distributors, an affiliated company, has challenged his termination in an arbitration claim brought before the NASD. The claim alleges that Sage Distributors breached a provision of his contract providing for an additional 18 months' of guaranteed compensation, and that it defamed him by stating in a Form U-5 that he was terminated for "lack of production." The claim seeks $1 million in damages, which includes $500,000 for defamation, $234,776 for contract damages, and $265,224 for punitive damages and attorneys' fees.

The wholesaler sought, and received, an ex parte prejudgment remedy in the amount of $1 million from a Connecticut state court; the prejudgment remedy attached the assets of Sage Distributors (and amounts owed to Sage Distributors by the Company and SIGI) to be maintained until the NASD arbitration panel issues its award. Sage Distributors exercised its right to challenge the prejudgment remedy. On April 29, 2003, the court granted Sage Distributor's motion to dissolve the ex-parte prejudgment remedy in full, finding that the wholesaler did not demonstrate that there is a probable cause to believe that he will ultimately prevail on the merits of his claims against Sage Distributors and prevail in the amount of $1,000,000. No claims have been brought against the Company with respect to this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.                  Description
-----------    --------------------------------------------

  99.1         Certification of Chief Executive Officer
  99.2         Certification of Principal Financial Officer

(b)   Reports on Form 8-K

      There were two reports filed on Form 8-K during the quarter ended March 31, 2003.

      The 8-K report filed on January 3, 2003, reported that the Company had suspended its marleting and underwriting activities and had ceased all new sales of variable annuity and variable life insurance products with effect from January 1, 2003.

      The 8-K report filed on March 25, 2003, reported that the Company's statutory capital and surplus had fallen below levels agreed to with Swiss Re after making provisions for certain non-recurring changes arising from the general business retrenchment. It also reported that Swiss Re had the right under the preferred stock agreement to exercise control over Sage Life Holdings, the Company's parent, but had not indicated its intent to do so.

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

Date:  May 20, 2003

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

Date:         May 20, 2003

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

Date:      May 20, 2003