Form 10-Q
period 2003-06-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2003-08-01
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO _______________


COMMISSION FILE NUMBERS -- 333-77441, 333-77437, 333-78583, 333-87172,
333-87174, 333-87178, AND 333-87950


                      SAGE LIFE ASSURANCE OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                                   51-0258372
(STATE OR OTHER JURISDICTION OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)


        969 HIGH RIDGE ROAD, SUITE 200,                                         06905
             STAMFORD, CONNECTICUT
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

                                 (203) 321-8999
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Former address: 300 Atlantic Street, Stamford, Connecticut, 06901 (Former name, former address and former fiscal year, if changed since last report).

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

As of August 1, 2003 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                               Page
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.                                1

         Consolidated Statements of Operations for the Three and Six-Month Periods Ended June 30, 2003         2
         and 2002

         Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2003 and 2002.         3

         Notes to Consolidated Financial Statements                                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            12

Item 4.  Controls and Procedures                                                                               12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     13

Item 2.  Changes in Securities and Use of Proceeds                                                       Not Applicable

Item 3.  Defaults Upon Senior Securities                                                                 Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders                                               Not Applicable

Item 5.  Other Information                                                                               Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                                                Not Applicable

          Signatures                                                                                           14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,          DECEMBER 31,
                                                                   2003               2002
                                                                (UNAUDITED)
                                                               -------------      -------------
ASSETS
Investments:
  Fixed maturity securities available for sale                 $  12,348,434      $  13,135,718
  Equity securities available for sale                                    --            759,000
                                                               -------------      -------------
Total Investments                                                 12,348,434         13,894,718

  Cash and cash equivalents                                        6,968,262          9,281,625
  Accrued investment income                                          201,514            202,979
  Deferred acquisition costs                                       2,451,062          3,063,793
  Intangible assets                                                4,348,765          4,348,765
  Other assets                                                       992,428            929,220
  Separate account assets                                        126,605,886        134,284,573
                                                               -------------      -------------
Total Assets                                                   $ 153,916,351      $ 166,005,673
                                                               =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Deferred gain from modified coinsurance agreement            $   2,018,936      $   2,301,897
  Payable to affiliate                                                53,798            429,954
  Reinsurance payables                                             1,633,778            851,368
  Unearned revenue                                                    17,012             23,951
  Deferred federal income taxes                                      535,380            346,007
  Accrued expenses and other liabilities                           4,992,455          5,877,338
  Separate account liabilities                                   126,605,886        134,284,573
                                                               -------------      -------------
Total Liabilities                                                135,857,245        144,115,088

Stockholder's Equity:
  Common stock, $2,500 par value, 1,000 shares authorized,
       issued and outstanding                                      2,500,000          2,500,000
  Additional paid-in capital                                      56,337,754         56,337,754
  Deficit                                                        (41,650,440)       (37,618,830)
  Accumulated other comprehensive gain                               871,792            671,661
                                                               -------------      -------------
Total Stockholder's Equity                                        18,059,106         21,890,585
                                                               -------------      -------------
Total Liabilities and Stockholder's Equity                     $ 153,916,351      $ 166,005,673
                                                               =============      =============

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30                           JUNE 30
                                          ----------------------------      ----------------------------
                                             2003             2002             2003             2002
                                          -----------      -----------      -----------      -----------
REVENUES:
   Net investment income                  $   236,246      $   401,483      $   631,883      $   782,184
   Realized capital (losses) gains             98,279         (898,244)          98,279         (910,840)
   Administrative service fees                 17,778           (1,797)          32,224           17,240
   Contract charges and fees                  461,265          105,368          764,192          264,827
                                          -----------      -----------      -----------      -----------
       Total Revenues                         813,568         (393,190)       1,526,578          153,411

BENEFITS AND EXPENSES:
    Contract owner benefits                   286,899          394,836          794,660          701,982
    Acquisition expenses                      164,773          (37,793)         378,693          460,558
    General & administrative expenses       1,231,949        2,535,307        4,384,835        4,599,693
                                          -----------      -----------      -----------      -----------
        Total Benefits and Expenses         1,683,621        2,892,350        5,558,188        5,762,233
                                          -----------      -----------      -----------      -----------
Net Loss                                  $  (870,053)     $(3,285,540)     $(4,031,610)     $(5,608,822)
                                          ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                  -----------------------------
                                                                                     2003              2002
                                                                                  -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(4,031,610)     $ (5,608,822)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of acquisition costs                                                378,693           460,558
     Amortization of bond discount/premium                                             56,786           150,854
     Realized capital (gains)/losses                                                  (61,566)           24,403
  Changes in:
     Accrued investment income                                                          1,465            21,426
     Payable to affiliates                                                           (376,156)        1,080,464
     Unearned revenue                                                                  (6,939)           17,888
     Reinsurance payables                                                             782,410          (721,611)
     Acquisition costs deferred                                                        66,563          (626,335)
     Deferred gain from modified coinsurance agreement                               (282,961)          702,851
     Accrued expenses and other liabilities                                          (497,001)          824,606
     Other assets                                                                     (63,208)            4,076
                                                                                  -----------      ------------
 Net Cash Used In Operating Activities                                             (4,033,152)       (3,669,642)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and repayment of fixed maturity securities               900,000           883,680
    Proceeds from sale of equity securities                                           820,161                --
                                                                                  -----------      ------------
 Net Cash Provided By Investing Activities                                          1,720,161           883,680

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions from parent                                                      --         3,740,773
                                                                                  -----------      ------------
Net Cash Provided By Financing Activities                                                             3,740,773

                                                                                  -----------      ------------
(Decrease)/Increase in Cash and Cash Equivalents                                   (2,313,363)          954,811

Cash and Cash Equivalents at Beginning of Period                                    9,281,625         9,383,386
                                                                                  -----------      ------------
Cash and Cash Equivalents at End of Period                                        $ 6,968,262      $ 10,338,197
                                                                                  ===========      ============

See accompanying notes to consolidated financial statements.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sage Life Assurance of America, Inc. ("Sage Life" or the "Company" or "We") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.    NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment. At adoption, the Company performed an impairment test for its carrying value of goodwill. Utilizing sales forecasts to project future distributable earnings, the Company computed an embedded value that supported the carrying value of goodwill. However, concurrent with the Company's decision to discontinue new business, the Company concluded that its goodwill was impaired. Therefore, the Company wrote off the goodwill balance of $1,428,000 at December 31, 2002.

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

In April 2003, the Derivatives Implementation Group released Statement 133 Implementation Issue No. B36 "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (Issue B36). Issue B36 affects modified coinsurance arrangements between reinsurers and ceding insurance companies and similar arrangements, which typically include an arrangement for passing a return that is linked to the performance of investments held by the ceding company to the reinsurer. Issue B36 requires bifurcation and fair value accounting and reporting of instruments that expose a creditor/lender to credit or default risk of a company other than the debtor/issuer, even if the debtor/issuer owns as investment assets the third-party securities to which the creditor/lender is exposed. The Company is reviewing its reinsurance contracts to determine the impact of this implementation guidance, which is effective October 1, 2003.

3.    COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred federal income taxes, for the three and six-months ended June 30, 2003 and 2002 were as follows:

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30                           JUNE 30
                                              ---------------------------     -----------------------------
                                                 2003            2002             2003             2002
                                              ----------     ------------     ------------     ------------
Net loss                                      $(870,053)     $(3,285,540)     $(4,031,610)     $(5,608,822)
Change in net unrealized investment gains
     and losses                                 329,679          236,293          200,131          (64,439)
                                              ---------      -----------      -----------      -----------
Comprehensive loss                            $(540,374)     $(3,049,247)     $(3,831,479)     $(5,673,261)
                                              =========      ===========      ===========      ===========

Accumulated other comprehensive gain at June 30, 2003 and December 31, 2002, consist entirely of unrealized gains (losses) on investments, net of related deferred federal income taxes.

4.    REINSURANCE

At the date of issue, the Company's variable insurance products (the "Contracts") resulted in a net cash outflow in that 100% of Contract owner premiums received by the Company are invested in separate accounts supporting the Contracts, leaving a cash strain caused by the payment of commissions and other policy acquisition expenses. In 2000, the Company entered into a multi-year quota share modified coinsurance agreement (the "Modco Agreement") with Swiss Re Life and Health America Inc. ("Swiss Re", formerly Life Reassurance Corporation of America) under which the Company ceded a significant portion of its variable insurance business to Swiss Re. Depending on the product, the Company has ceded to Swiss Re between 65% to 81% of Contract revenues and related expenses in return for an expense allowance from Swiss Re that substantially covered commission and other contract acquisition costs. The Modco Agreement provided the Company with additional capacity by funding cash flow strain from new business.

During the first quarter of 2002, the Company amended the Modco Agreement to include certain variable annuity products introduced during the fourth quarter of 2001. The amendment resulted in reductions of written premium, Contract charges and Contract owner benefits of $9,312,250, $8,000, and $5,000, respectively, relating to the prior year. Excluding the aforementioned retroactive effects of the amendment, premiums, Contract charges and Contract owner benefits ceded to Swiss Re were $610,000, $636,000 and $94,000, respectively, for the period ended June 30, 2003, compared with $33,295,000, $188,000 and $98,000 for the period ended June 30, 2002.

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

5.    SEGMENT REPORTING

The Company operates in one business segment, the variable insurance product market. Products we offered before the general business retrenchment discussed in Item 2 included combination fixed and variable deferred annuities and combination fixed and variable life insurance products.

6.    SIGNIFICANT ACCOUNTING POLICIES

Deferred Acquisition Costs, Deferred Gain and Unearned Revenue

We amortize deferred acquisition costs ("DAC"), deferred gain on modified coinsurance, and unearned revenue over the life of our Contracts in relation to estimated gross profits ("EGPs"). Both the deferred amounts and the EGPs are net of reinsurance. EGPs are based on assumptions about future Contract experience, including persistency, growth rate of elected investment options, and the level of expenses required to maintain the Contracts. At each balance sheet date, EGPs are replaced with actual gross profits. Future EGPs are also recast taking into account the volume and mix of the Contracts actually in force and warranted changes in assumptions about future experience. Finally, amortization is derived based on the combination of actual gross profits to date and the recast EGPs. At June 30, 2003 and December 31, 2002, we replaced EGPs with actual gross profits and EGPs have been recast taking into consideration the volume and mix of Contracts in force.

The Company revised its assumptions about future lapse experience at December 31, 2002 to reflect the anticipated Contract holder behavior resulting from the Company's decision to discontinue new business activities and place itself in run-off. This revision in future assumptions had an immaterial effect on DAC at December 31, 2002. The Company further revised its assumptions of future surrender and withdrawal experience and the level of future administrative service fees at June 30, 2003. These revisions had an immaterial effect on DAC at June 30, 2003.

Restructuring Costs

In accordance with the provisions of Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination and Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company maintained provisions of $3,095,000 and $5,404,000, respectively, at June 30, 2003 and December 31, 2002 for involuntary termination benefits, contract termination and other exit costs resulting from its decision to cease new business activities.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts. Although such forward-looking statements reflect the current views of the Company and management with respect to future events and financial performance, there are known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated or indicated by such forward-looking statements. These include, but are not limited to, risks and uncertainties inherent in or relating to: (i) the ability of the Company and certain of its affiliates to obtain access to capital for the funding of their future cash needs; (ii) the Company's future financial ratings; (iii) general economic conditions, including interest rate movements, equity market performance, inflation and cyclical industry conditions; (iv) governmental and regulatory policies, as well as the judicial environment; (v) increasing competition in the markets in which the Company operates; (vi) changes in generally accepted accounting principles; and (vii) the risks and uncertainties included in the Company's United States Securities and Exchange Commission ("SEC") filings.

The risks described herein are not exhaustive. The Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statements. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in the Quarterly Report. In addition, neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

Sage Life is a stock life insurance company incorporated in Delaware in 1981 with its principal offices in Stamford, Connecticut. We have licenses to conduct an insurance business in 49 states and the District of Columbia. Subject to the matter noted below, the Company is authorized to write variable annuity contracts in all jurisdictions in which it is licensed, and is authorized to write variable life insurance in all but three states. In December of 2002, the Boards of Directors of the Company and its intermediate and ultimate parents approved plans to suspend the Company's marketing and underwriting activities and to cease all new sales of variable annuity and variable life insurance products effective January 1, 2003. This action was taken due to the inability of the Company and its parents to raise the capital necessary to meet the ongoing needs of the Company. The Company is establishing the facilities necessary to administer its in-force business and meet its ongoing contract holder obligations. This development will be alluded to throughout this report, and may sometimes be referred to as a "general business retrenchment." One of the consequences of the general business retrenchment is that in March 2003, the Company was notified by the Insurance Department of the State of North Carolina that its license would be restricted in that state to prohibit any new product sales.

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

We are a wholly owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). Currently, Sage Insurance Group Inc. ("SIGI") owns 90.1% and Swiss Re owns the remaining 9.9% of the common stock of Sage Life Holdings. Before acquiring Sage Life Holdings' common stock, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of such preferred stock for common stock of Sage Life Holdings. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland, one of the world's largest life and health reinsurance groups. Additional information regarding Swiss Re's investment in Sage Life Holdings is provided below in the "Liquidity and Capital Resources" section.

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

Since it began marketing its products, Sage Distributors Inc. ("Sage Distributors") has acted as the principal securities underwriter of the Contracts issued by the Company and of shares of the Company's separate accounts. Effective July 24, 2000, the Company entered into a new distribution agreement with Sage Distributors (the "Underwriting Agreement") whereby Sage Distributors was permitted to enter into selling agreements with unaffiliated broker-dealers whose registered representatives sold Sage Life products to the public. The Underwriting Agreement provides that Sage Distributors receives no compensation for providing underwriting services to Sage Life and that Sage Distributors is responsible for all of its costs in marketing Sage Life products, except for any commissions payable to registered representatives of Sage Distributors. Since Sage Distributors has inadequate revenues with which to fund these marketing and distribution costs, SIGI has historically undertaken to fund these expenses under the terms of an Expense Reimbursement Agreement between SIGI and Sage Distributors. The Company, Sage Distributors and SIGI agreed to amend the Underwriting Agreement and Expense Reimbursement Agreement so that Sage Life would bear, subject to certain limitations, the full costs of Sage Distributors' marketing, distribution and overhead costs effective

October 1, 2002. This amendment expired on December 31, 2002. Nonetheless, Sage Distributors' ongoing operating costs were largely eliminated with the termination of its wholesaling and marketing staff and the cessation of new business activities as a result of the general business retrenchment.

The Company is in the process of forming a subsidiary broker-dealer to replace Sage Distributors as the principal securities underwriter of the Contracts and of shares of the Company's separate accounts. The Company took this action due to concerns that Sage Distributors might be unable to satisfy the net capital requirements of a limited purpose broker-dealer as prescribed by the SEC and the National Association of Securities Dealers ("NASD") Rules due to litigation that Sage Distributors was involved in and any other unforeseeable events that could adversely impact Sage Distributors net capital. Once the new broker-dealer is established as a subsidiary of the Company, the Company will capitalize such subsidiary at least at a level satisfying the net capital requirements, currently $6,000, for a limited purpose broker-dealer.

The Company's products formerly included as investment options four series funds of Sage Life Investment Trust (the "Trust"), a registered management investment company sponsored by the Company. The Trust was managed by Sage Advisors, Inc. ("Sage Advisors"), an SEC-registered investment adviser and a subsidiary of SIGI. SIGI determined that it was unable to fund the continuing operating losses that Sage Advisors incurred in connection with its management agreement with the Trust. Accordingly, Sage Life obtained approval from the SEC for an Order of Substitution allowing it to substitute shares of other unaffiliated registered management investment companies for the shares of the Trust in its products. The substitution of shares occurred at the close of business on May 30, 2003, thereby removing all assets of the Trust and substituting for the benefit of affected Contract owners shares of unaffiliated registered management investment companies. This in turn permitted the termination of Sage Advisors' agreement with the Trust.

In connection with the closure of the Trust, the Company obtained approval from the Delaware Insurance Department to settle certain business obligations of Sage Advisors and the Trust that Sage Advisors was unable to satisfy which the Company believed was in the best interests of its contract holders. These obligations related to services provided to the Trust for the month of May 2003 by third party service providers and certain legal costs incurred in closing the Trust. The amounts borne by the Company were approximately $70,000.

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

Prior to June 30, 2000, the Company sold a limited number of Contracts as it focused most of its efforts on obtaining strong ratings from rating agencies and developing the staff, systems and other elements necessary to begin underwriting and marketing activities. Although gross premiums continued to show significant growth through December 31, 2002 when compared to the levels of the prior year, they remained well below levels needed to generate significant charges based on variable and fixed account assets. Accordingly, net investment income represented a significant portion of the Company's revenues during 2002. Net investment income includes interest earned on the Company's general account assets and assets in the fixed sub-accounts of the separate account. The majority of the increased levels of contract charges and fees in 2003 have been driven by significantly higher surrender charges resulting from increased contract holder surrender activity. Surrender charges were $471,000 and $53,000 for the six month periods ended June 30, 2003 and 2002, respectively.

On December 17, 2002, the Board of Directors approved plans to suspend all sales, marketing and distribution activities, the closure of the Trust, and the termination of all staff not required to administer Sage Life's in-force Contracts. Effective January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales. As a result, the Company's entire internal and external wholesaling and marketing staff were terminated in mid-January 2003 and further staff retrenchments were effected in subsequent months during the year. The Company has retained a core group of employees to effect the phased implementation of business discontinuance activities over the remainder of 2003 and the first quarter of 2004. This includes further planned retrenchments to reduce staff down to a number appropriate for the efficient administration of the run-off of the in-force business. General and administrative expenses for the current quarter include regular operating expenses that are expected to decline from their current levels over the course of 2003.

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

During the second quarter of 2001, management determined that the cash needs of the Company and the maintenance of its capital commitments to Swiss Re and the Michigan Insurance Department (discussed in more detail in the next section) could not be met solely by the methods mentioned above. Sage Group has been prohibited under South African currency control regulations from utilizing funds raised in South Africa for the Company's cash needs, other than with funds raised through capital issues denominated in currencies other than the South African rand. Furthermore, Sage Group's ability to issue stock outside of South Africa had been hindered by a severe devaluation of the South African rand relative to the United States dollar and a decrease in its stock price reflective of a general decline of financial services stocks in South Africa and elsewhere. Consequently, Sage Group has not issued new securities in the international markets to provide for the cash needs of the Company.

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

Under the terms of the original Preferred Stock Agreement with Swiss Re, if the Company's statutory-basis capital and surplus fell below $25 million and remained uncured for 60 days then, subject to obtaining regulatory approval, each share of Swiss Re preferred stock would be entitled to a number of votes sufficient to provide preferred shareholders a majority of the voting interest in Sage Life Holdings, the Company's direct parent. In response to the developments noted above, Sage Group conferred with Swiss Re and on September 30, 2002 reached an agreement to amend certain terms of the Preferred Stock Agreement. The required minimum level for the Company's statutory capital and surplus was reduced from $25 to $20 million, subject to the elimination of any cure rights with respect to the new minimum capital level. In addition, Swiss Re and Sage Group also agreed to defer the December 31, 2002 dividends payable by Sage Life Holdings and that Swiss Re would remain actively involved in Sage Group's capital raising activities and be consulted on material decisions affecting the Company's business.

At December 31, 2002, the Company's statutory capital and surplus had declined to approximately $8.6 million, after making provision of approximately $12.7 million for certain non-recurring charges arising from the Company's decision to discontinue new business activities. These non-recurring reserves were established in accordance with statutory accounting principles prescribed by the Insurance Department of the State of Delaware (the "Delaware Insurance Department") and comprised $7.7 million for asset adequacy analysis liabilities related primarily to anticipated future run-off expenses projected to be incurred by the Company over the next twenty years (referred to as the "statutory run-off reserve") and $5.0 million for involuntary termination benefits and other exit-related costs. By letter dated March 18, 2003, the Delaware Insurance Department approved the statutory run-off reserve. The Company intends to perform a detailed review of the statutory run-off reserve annually as part of its cash flow testing.

Given this decline in the Company's statutory-basis capital and surplus, Swiss Re indicated to Sage Group its intent to exercise its rights under the Preferred Stock Agreement and assume control of the Company subject to obtaining the required regulatory approvals. Sage Group and Swiss Re have agreed the terms under which an affiliate of Swiss Re would acquire all of the common stock of the Company's immediate parent, Sage Life Holdings. Pursuant to this agreement, Swiss Re filed an application with the Delaware Insurance Department on June 20, 2003, in order to obtain the necessary regulatory approval. This process is expected to be completed in August 2003. Pending completion of this transaction, certain material management decisions, including (i) any change in management or employee agreements, plans or commitments, (ii) the incurral of any indebtedness, and (iii) any payments, distributions, or transfers by the Company or Sage Life Holdings to any affiliate outside of the ordinary course of business, continue to require the formal approval of Swiss Re in accordance with the terms of the September 30, 2002 Letter Agreement between Sage Group and Swiss Re.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the six months ended June 30, 2003. The Company has provided a discussion of its market risks in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of
Part II Sage Life's annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(1) DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of disclosure controls and procedures. The Company conducted this evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.

a) Definition of Disclosure Controls and Procedures: Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

b) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting: The Company recognizes that a system of disclosure controls and procedures as well as a system of internal control over financial reporting, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.

c)    Conclusions with Respect to Our Evaluation of Disclosure Controls and
      Procedures: Subject to the limitations described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(2) CHANGES IN INTERNAL CONTROLS. As part of the general business retrenchment, the Company has reduced the number of permanent employees to a core group of 10 key individuals that the Company believes is adequate to meet the current needs of the business. This new management structure places greater reliance on certain key personnel and third party service providers. Subject to the foregoing, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of our evaluation. As of the date hereof, there were no significant deficiencies or material weaknesses in the Company's internal controls.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor its subsidiary, Sage New York, are involved in any lawsuits. However, the Company's affiliated broker-dealer, Sage Distributors, recently settled litigation previously disclosed in the Company's periodic reports. This litigation was brought against Sage Distributors and not the Company. A release obtained in connection with this settlement fully discharges the Company from all potential claims by the plaintiff.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.                            Description
-----------                            -----------

31.1          Certification of Principal Executive Officer Pursuant to
              Section 302 of The Sarbanes-Oxley Act of 2002

31.2          Certification of Principal Financial Officer Pursuant to
              Section 302 of The Sarbanes-Oxley Act of 2002

32.0 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of The
              Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended June 30, 2003.

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

Date:  August 1, 2003