Form 10-Q
period 2003-09-30
SAGE LIFE ASSURANCE OF AMERICA INC
filed 2003-11-14
CIK 777199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

[  ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                to
                                       ----------------  ------------------


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

As of November 14, 2003 there were 1,000 shares of outstanding common stock, par value $2,500 per share, of the registrant. All outstanding shares were owned by Sage Life Holdings of America, Inc.

                      SAGE LIFE ASSURANCE OF AMERICA, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS
                                -----------------

PART I -- FINANCIAL INFORMATION                                         Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 2003
         and December 31, 2002                                           1

         Consolidated Statements of Operations for the Three and
         Nine-Month Periods Ended September 30, 2003 and 2002            2

         Consolidated Statements of Cash Flows for the Nine-Month        3
         Periods Ended September 30, 2003 and 2002

         Notes to Consolidated Financial Statements                      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     12
Item 4.  Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 2.  Changes in Securities and Use of Proceeds              Not Applicable

Item 3.  Defaults Upon Senior Securities                        Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders      Not Applicable

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               14

          Signatures                                                    15

                         Part I - Financial Information

                          Item 1. Financial Statements

                      Sage Life Assurance of America, Inc.

                           Consolidated Balance Sheets

                                                    September 30,  December 31,
                                                        2003          2002
                                                     (Unaudited)
                                                    -------------  ------------
Assets
Investments:
  Fixed maturity securities available for sale      $ 12,536,729   $ 13,135,718
  Equity securities available for sale                   --             759,000
                                                    ---------------------------
Total Investments                                     12,536,729     13,894,718

  Cash and cash equivalents                            2,691,784      9,281,625
  Accrued investment income                              263,299        202,979
  Receivable from affiliates                              15,158           --
  Deferred acquisition costs                           2,430,506      3,063,793
  Intangible assets                                    4,348,765      4,348,765
  Other assets                                           895,961        929,220
  Separate account assets                            121,274,754    134,284,573
                                                    ---------------------------
Total Assets                                        $144,456,956   $166,005,673
                                                    ===========================

Liabilities and Stockholder's Equity
Liabilities:
  Deferred gain from modified coinsurance
    agreement                                      $  1,903,484    $  2,301,897
  Payable to affiliate                                   --             429,954
  Reinsurance payables                                  746,188         851,368
  Unearned revenue                                       18,676          23,951
  Deferred federal income taxes                         401,829         346,007
  Accrued expenses and other liabilities              3,311,145       5,877,338
  Separate account liabilities                      121,274,754     134,284,573
                                                    ---------------------------
Total Liabilities                                   127,656,076     144,115,088

Stockholder's Equity:
  Common stock, $2,500 par value, 1,000 shares
     authorized, issued and outstanding               2,500,000       2,500,000
  Additional paid-in capital                         56,337,754      56,337,754
  Deficit                                           (42,770,513)    (37,618,830)
  Accumulated other comprehensive gain                  733,639         671,661
                                                   -----------------------------
Total Stockholder's Equity                           16,800,880       21,890,585
                                                   -----------------------------
Total Liabilities and Stockholder's Equity         $144,456,956    $ 166,005,673
                                                   =============================


See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)




                                                         Three Months Ended                      Nine Months Ended
                                                            September 30                            September 30
                                               ----------------------------------------------------------------------------
                                                     2003               2002                 2003                2002
                                               ----------------------------------------------------------------------------
Revenues:
   Net investment income                        $  351,180          $  372,462           $  983,064          $  1,154,646
   Realized capital (losses) gains                     853                 262               99,132              (910,578)
   Administrative service fees                      13,283              14,497               45,508                31,737
   Contract charges and fees                        21,288             153,992              612,901               381,981
                                               ----------------------------------------------------------------------------
     Total Revenues                                386,604             541,213            1,740,605               657,786

Benefits and Expenses:
   Contract owner benefits                         297,333             321,518              919,415               986,661
   Acquisition expenses                            138,017              60,191              516,710               520,749
   General & administrative expenses             1,071,327           1,617,041            5,456,163             6,216,735
                                               ----------------------------------------------------------------------------
     Total Benefits and Expenses                 1,506,677           1,998,750            6,892,288             7,724,145
                                               ----------------------------------------------------------------------------
Net Loss                                       $(1,120,073)        $(1,457,537)         $(5,151,683)          $(7,066,359)
                                               ============================================================================

See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30
                                                                                             ---------------------------------
                                                                                                2003                  2002
                                                                                             ---------------------------------
Cash Flows from Operating Activities
  Net loss                                                                                    $ (5,151,683)        $ (7,066,359)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of acquisition costs                                                             516,710              520,749
     Amortization of bond discount/premium                                                          87,366               85,487
     Realized capital (gains)/losses                                                               (63,476)              24,402
  Changes in:
     Accrued investment income                                                                     (60,320)               7,366
     Net payable/receivable to affiliates                                                         (445,112)           2,334,403
     Unearned revenue                                                                               (5,275)              20,067
     Reinsurance payables                                                                         (105,180)           1,659,600
     Acquisition costs deferred                                                                     70,195             (962,565)
     Deferred gain from modified coinsurance agreement                                            (398,413)             942,009
     Accrued expenses and other liabilities                                                     (2,449,975)             459,338
     Other assets                                                                                   33,259             (227,439)
                                                                                              ---------------------------------
Net Cash Used In Operating Activities                                                           (7,971,904)          (2,202,942)

Cash Flows From Investing Activities
    Purchases of fixed maturity securities                                                        (338,098)                 -
    Proceeds from maturities and repayment of fixed maturity securities                            900,000              883,680
    Proceeds from sale of other invested assets                                                     -                   123,194
    Proceeds from sale of equity securities                                                        820,161                 -
                                                                                              ---------------------------------
Net Cash Provided By Investing Activities                                                        1,382,063            1,006,874

Cash Flows From Financing Activities
    Capital contributions from parent                                                                -                5,400,000
                                                                                              ---------------------------------
Net Cash Provided By Financing Activities                                                            -                5,400,000
                                                                                              ---------------------------------
(Decrease)/Increase in Cash and Cash Equivalents                                                (6,589,841)           4,203,932

Cash and Cash Equivalents at Beginning of Period                                                 9,281,625            9,383,386
                                                                                              ---------------------------------
Cash and Cash Equivalents at End of Period                                                    $  2,691,784         $ 13,587,318
                                                                                              =================================


See accompanying notes to consolidated financial statements.

                      Sage Life Assurance of America, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Sage Life Assurance of America, Inc. ("Sage Life" or the "Company" or "We") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain prior period amounts have been reclassified to correspond to current period presentation.

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

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or disposal plan. Adoption of SFAS No. 146 did not have and is not expected to have a material impact on the Company's financial condition or results of operations.

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

3. Comprehensive Loss

The components of comprehensive loss, net of deferred federal income taxes, for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                          Three Months Ended                       Nine Months Ended
                                                             September 30                            September 30
                                                       2003                2002                2003                2002
                                                 -------------------------------------------------------------------------------
  Net loss                                           $ (1,120,073)      $ (1,457,537)        $ (5,151,683)      $ (7,066,359)
  Change in net unrealized investment gains
       and losses                                        (138,153)           270,547               61,978            206,925
                                                 -------------------------------------------------------------------------------
  Comprehensive loss                                 $ (1,258,226)      $ (1,186,990)        $ (5,089,705)      $ (6,859,434)
                                                 ===============================================================================

Accumulated other comprehensive gain at September 30, 2003 and December 31, 2002, consist entirely of unrealized gains (losses) on investments, net of related deferred federal income taxes.


4. Reinsurance

Issuance of the Company's variable insurance products (the "Contracts") has resulted historically in a net cash outflow in that 100% of Contract owner premiums received by the Company are invested in separate accounts supporting the Contracts, leaving a cash strain caused by the payment of commissions and other policy acquisition expenses. In 2000, the Company entered into a multi-year quota share modified coinsurance agreement (the "Modco Agreement") with Swiss Re Life & Health America Inc. ("Swiss Re", formerly Life Reassurance Corporation of America) under which the Company ceded a significant portion of its variable insurance business to Swiss Re. Depending on the product, the Company has ceded to Swiss Re between 65% to 81% of Contract revenues and related expenses in return for an expense allowance from Swiss Re that substantially covered commission and other contract acquisition costs. The Modco Agreement provided the Company with additional capacity by funding cash flow strain from new business.

During the first quarter of 2002, the Company amended the Modco Agreement to include certain variable annuity products introduced during the fourth quarter of 2001. The amendment resulted in reductions of written premium, Contract charges and Contract owner benefits of $9,312,250, $8,000, and $5,000, respectively, relating to the prior year. Excluding the aforementioned retroactive effects of the amendment, premiums, Contract charges and Contract owner benefits ceded to Swiss Re were $727,000, $1,540,000 and $281,000, respectively, for the period ended September 30, 2003, compared with $52,407,000, $708,000 and $36,000 for the period ended September 30, 2002.

In addition, the Company has reinsured the risks associated with the guaranteed minimum death benefit feature of the Contracts, as well as other Contract guarantees. Reinsurance does not relieve the Company from its obligations to Contract owners. The Company remains primarily liable to the Contract owners to the extent that any reinsurer does not meet its obligations under the reinsurance agreements.

5. Segment Reporting

The Company operates in one business segment, the variable insurance products market. Products we offered before the general business retrenchment discussed in Item 2 included combination fixed and variable deferred annuities and combination fixed and variable life insurance products.

6. Significant Accounting Policies

Deferred Acquisition Costs, Deferred Gain and Unearned Revenue

We amortize deferred acquisition costs ("DAC"), deferred gain on modified coinsurance, and unearned revenue over the life of our Contracts in relation to estimated gross profits ("EGPs"). Both the deferred amounts and the EGPs are net of reinsurance. EGPs are based on assumptions about future Contract experience, including persistency, growth rate of elected investment options, and the level of expenses required to maintain the Contracts. At each balance sheet date, EGPs are replaced with actual gross profits. Future EGPs are also recast taking into account the volume and mix of the Contracts actually in force and warranted changes in assumptions about future experience. Finally, amortization is derived based on the combination of actual gross profits to date and the recast EGPs. At September 30, 2003 and December 31, 2002, we replaced EGPs with actual gross profits and EGPs have been recast taking into consideration the volume and mix of Contracts in force.

The Company revised its assumptions about future surrender experience at December 31, 2002 to reflect the anticipated Contract owner behavior resulting from the Company's decision to discontinue new business activities and place itself in run-off. This revision in future assumptions had an immaterial effect on DAC at December 31, 2002. The Company further revised its assumptions of future surrender and withdrawal experience and the level of future administrative service fees at June 30, 2003. These revisions had an immaterial effect on DAC at June 30, 2003.

Restructuring Costs

In accordance with the provisions of Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination and Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company maintained provisions of $2,775,000 and $5,404,000, respectively, at September 30, 2003 and December 31, 2002 for involuntary termination benefits, contract termination and other exit costs resulting from its decision to cease new business activities.

Other Accounting Policies

For more complete information on the Company's significant accounting policies, reference should be made to the consolidated financial statements and footnotes thereto included in Sage Life's annual report on Form 10-K for the year ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements - Cautionary Language

The discussion below reviews the results of operations of Sage Life and its consolidated financial condition including liquidity and capital resources. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 that provides a "safe-harbor" for forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and include words like "believe", "expect", "anticipate", "project", "will", "shall" and other words or phrases with similar meaning which speak only as of their dates.

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

The discussion of risks contained herein is not exhaustive. The Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statements. Accordingly, there can be no assurance that actual results will conform to the forward-looking statements in the Quarterly Report. In addition, neither the Company nor its management undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Business Overview

Sage Life is a stock life insurance company incorporated in Delaware in 1981 with its principal offices in Stamford, Connecticut. We have licenses to conduct an insurance business in 49 states and the District of Columbia. Subject to the matters noted below, the Company is authorized to write variable annuity contracts in all jurisdictions in which it is licensed, and is authorized to write variable life insurance in all but three states. In December 2002, the Boards of Directors of the Company and its intermediate and ultimate parents approved plans to suspend the Company's marketing and underwriting activities and to cease all new sales of variable annuity and variable life insurance products effective January 1, 2003. This action was taken due to the inability of the Company and its parents to raise the capital necessary to meet the ongoing needs of the Company. The Company has adopted and implemented a plan intended to ensure that the facilities necessary to administer its in-force business and meet its ongoing contract owner obligations are in place. These developments will be alluded to throughout this report, and may sometimes be referred to as a "general business retrenchment." The Company's business model had been to outsource certain significant functions, including Contract administration, to third-party administrators. As part of the general business retrenchment, the Company also now outsources Contract owner servicing. Management expects that such outsourcing will continue. One of the consequences of the general business retrenchment is that in March 2003, the Company was notified by the Insurance Department of the State of North Carolina that its license would be restricted in that state to prohibit any new product sales.

The Company is not licensed in New York. However, its wholly owned subsidiary, Sage Life Assurance Company of New York ("Sage New York") had applied to the New York Insurance Department for an insurance license. On February 10, 2003, as a result of the general business retrenchment, the Company and Sage New York withdrew that application and began the process of dissolving Sage New York. On September 29, the Supreme Court of the State of New York granted an order dissolving Sage New York. Sage New York had not been capitalized.

We are a wholly owned subsidiary of Sage Life Holdings of America, Inc. ("Sage Life Holdings"). As of September 30, 2003, Sage Insurance Group Inc. ("SIGI") owned 90.1% and Swiss Re owned the remaining 9.9% of the common stock of Sage Life Holdings. SIGI is a wholly owned, indirect subsidiary of Sage Group Limited ("Sage Group"), a South African corporation quoted on the Johannesburg Stock Exchange. Swiss Re's ultimate parent is Swiss Reinsurance Company, Switzerland. Before acquiring Sage Life Holdings' common stock, Swiss Re invested $12,500,000 in non-voting, non-redeemable cumulative preferred stock of Sage Life Holdings. During 2000, Swiss Re exchanged a portion of such preferred stock for common stock of Sage Life Holdings. Additional information regarding Swiss Re's investment in Sage Life Holdings is provided below in the "Liquidity and Capital Resources" section. Effective October 1, 2003, Swiss Re acquired from SIGI the remaining outstanding shares of common stock of Sage Life Holdings. This transaction is described in a report filed by the Company on Form 8-K, dated October 10, 2003. In connection with the acquisition, the Company is required under Michigan law to re-qualify for its license. Michigan law states the license of a non-Michigan company experiencing a change of control not subject to the Michigan insurance commissioner's approval is automatically revoked 90 days after the change of control unless the company re-qualifies for a license. The Company intends to seek re-qualification for its license.

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


Products and Distribution

Before the general business retrenchment, the Company's business strategy had been to focus on the development, underwriting, and marketing of variable annuity and variable life insurance products (the "Contracts," sometimes referred to as our "products"). Our obligations under these Contracts are supported by (i) variable accounts--determined by the value of investments held in separate accounts, and (ii) fixed accounts--backed by investments held in separate accounts. The assets in these separate accounts supporting the Contracts to which they relate are not chargeable with liabilities arising out of any other business we may conduct.

Our initial marketing focus was to distribute our products through banks and financial planning companies and regional broker-dealers, and then, over the long-term, we intended to expand our distribution channels to include wirehouses. As mentioned above, the Company is no longer marketing or distributing its products.

Since it began marketing its products, Sage Distributors Inc. ("Sage Distributors") has acted as the principal securities underwriter of the Contracts issued by the Company and of shares of the Company's separate accounts. Effective July 24, 2000, the Company entered into a new distribution agreement with Sage Distributors (the "Underwriting Agreement") whereby Sage Distributors was permitted to enter into selling agreements with unaffiliated broker-dealers whose registered representatives sold Sage Life products to the public. The Underwriting Agreement provides that Sage Distributors receives no compensation for providing underwriting services to Sage Life and that Sage Distributors is responsible for all of its costs in marketing Sage Life products, except for any commissions payable to registered representatives of Sage Distributors. Since Sage Distributors had inadequate revenues with which to fund these marketing and distribution costs, SIGI historically funded these expenses under the terms of an Expense Reimbursement Agreement between SIGI and Sage Distributors. The Company, Sage Distributors and SIGI agreed to amend the Underwriting Agreement and Expense Reimbursement Agreement so that Sage Life would bear, subject to certain limitations, the full costs of Sage Distributors' marketing, distribution and overhead costs effective October 1, 2002. This amendment expired on December 31, 2002. Nonetheless, Sage Distributors' ongoing operating costs were largely eliminated with the termination of its wholesaling and marketing staff and the cessation of new business activities as a result of the general business retrenchment.

On June 16, the Company contributed $10,000 in capital to form SL Distributors, Inc. ("SL Distributors") as its subsidiary broker-dealer to replace Sage Distributors as the principal securities underwriter of the Contracts and of shares of the Company's separate accounts. The Company took this action due to concerns that Sage Distributors might be unable to satisfy the net capital requirements of a limited purpose broker-dealer as prescribed by the rules of the SEC and the National Association of Securities Dealers ("NASD"). The Company will maintain capital in SL Distributors of at least a level satisfying the net capital requirements, currently $6,000, for a limited purpose broker-dealer. SL Distributors has applied to the NASD for membership and expects a decision on the application during the fourth quarter of 2003.

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

In connection with the closure of the Trust, the Company obtained approval from the Delaware Insurance Department to settle certain business obligations of Sage Advisors and the Trust that Sage Advisors was unable to satisfy. These obligations related to services provided to the Trust for the month of May 2003 by third party service providers and certain legal costs incurred in closing the Trust. The amount borne by the Company was $74,000.


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

Although our gross premiums continued to show significant growth through December 31, 2002, when compared to the levels of the prior year, they remained well below levels needed to generate significant charges to cover our on-going administration and new business costs based on variable and fixed account assets. Accordingly, net investment income represented a significant portion of the Company's revenues during 2002. Net investment income includes interest earned on the Company's general account assets and assets in the fixed sub-accounts of the separate account. The majority of the increased levels of Contract charges and fees in 2003 have been driven by significantly higher surrender charges resulting from increased Contract owner surrender activity. Surrender charges, net of reinsurance, were $180,000 and $51,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

On December 17, 2002, the Board of Directors approved plans to suspend all sales, marketing and distribution activities, the closure of the Trust, and the termination of all staff not required to administer Sage Life's in-force Contracts. Effective January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales. As a result, the Company's entire internal and external wholesaling and marketing staff were terminated in mid-January 2003 and further staff retrenchments were effected in subsequent months during the year. The Company has retained a core group of employees to effect the phased implementation of business discontinuance activities over the remainder of 2003 and early 2004. Management believes that the current staffing level is appropriate for the efficient administration of the run-off of the in-force business. General and administrative expenses for the third quarter include regular operating expenses that are expected to decline from their current levels over the course of 2003.

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

During the second quarter of 2001, management determined that the cash needs of the Company and the maintenance of its capital commitments to Swiss Re and the Michigan Insurance Department (discussed in more detail in the next section) could not be met solely by the methods mentioned above. Sage Group has been prohibited under South African currency control regulations from utilizing funds raised in South Africa for the Company's cash needs, other than with funds raised through capital issues denominated in currencies other than the South African rand. Furthermore, Sage Group's ability to issue stock outside of South Africa had been hindered by a severe devaluation of the South African rand relative to the United States dollar and a decrease in its stock price reflective of a general decline of financial services stocks in South Africa and elsewhere. Consequently, Sage Group did not issue new securities in the international markets to provide for the cash needs of the Company.

During the fourth quarter of 2001, Sage Group announced a search for a strategic partner to fund its U.S. interests in the face of continued currency and equity market weakness and appointed a regional investment bank to assist with the process. This capital raising effort was accompanied by expense containment programs that were initiated during the first quarter of 2002 to conserve working capital within Sage Life. Sage Group accelerated its capital-raising efforts in August 2002 by appointing Merrill Lynch to explore transactions involving a number of alternative strategic approaches, including financing of cash needs through a strategic partnership or the outright sale of Sage Group's interests. Although a number of interested parties were identified, Sage Group was unable to secure the necessary capital to sustain the Company's new business activities due, in part, to prolonged weak global capital markets and the negative sentiment that has severely impacted the life insurance sector. Accordingly, on December 17, 2002, the Boards of Directors of Sage Group, SIGI and Sage Life approved the general business retrenchment plans. Thereafter, on January 1, 2003, the Company suspended all marketing and underwriting activities and ceased all new sales of the insurance products.

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

Given this decline in the Company's statutory-basis capital and surplus, Swiss Re indicated to Sage Group its intent to exercise its rights under the Preferred Stock Agreement and assume control of the Company subject to obtaining the required regulatory approvals. Swiss Re filed an application with the Delaware Insurance Department on June 20, 2003, in order to obtain the necessary regulatory approval. The Insurance Department approved this application on September 3, 2003. On October 1, 2003, Swiss Re acquired from SIGI all of the common stock of the Company's immediate parent, Sage Life Holdings, that it did not already own.

Contract Obligations and Customer Service

Following termination of the Company's new business operations and the acquisition by Swiss Re of the remaining equity of Sage Life Holdings, the Company and Swiss Re are now evaluating the level of resources required (in terms of overall staffing, expenses, and required capital) for the orderly administration of the Company's in-force business. Management now believes the adequacy of the Company's capital resources is contingent upon implementation of additional expense management and/or other financial measures. Contract owner investments are fully funded and held in separate accounts that are protected from the general creditors of the Company. The death benefit and certain other guaranteed rider features in the Company's products have been reinsured.

Rating Agencies

Rating agencies are independent organizations that may be retained by an insurer to issue a report with a numerical or alphabetical rating reflecting the rating agency's opinion of the relative financial strength of the Company and its ability to meet its contractual obligations to its contract owners. These reports are based on the rating agency's review of the insurer's business and financial statements, the competitive environment in which the insurer operates, and the insurance industry as a whole in light of current economic conditions. Rating agencies periodically review the ratings they issue for any required changes. Many financial institutions and broker-dealers focus on these ratings in determining whether to market an insurer's variable products. The Company's financial ratings are important in its ability to accumulate and retain assets.

As of September 30, 2003, the Company was rated "B++" (Very Good) by A.M. Best Co., and the rating remained under review with "negative implications." As of September 30, 2003, the Company was rated "BBB" (Good) by Fitch Ratings, and the rating was described as "evolving." These ratings have the following meanings:

     o "B++" (Very Good) per A.M. Best Company: "Assigned to companies which have, in [A.M. Best Company's] opinion, a good ability to meet their ongoing obligations to policyholders."

     o "BBB" (Good) per Fitch Ratings: "Insurers are viewed as possessing good capacity to meet policyholder and contract obligations. Risk factors are somewhat high, and the impact of any adverse business and economic factors is expected to be material, yet manageable."

Each of the foregoing agencies downgraded the Company's ratings on April 9 and April 23, 2003, respectively. These rating declines are related to matters disclosed above, including uncertainty about the future ownership of the Company. There can be no assurances that the rating agencies will not lower the Company's ratings further. On October 14, 2003, Fitch Ratings revised its rating watch on the Company from "evolving" to "positive." On October 27, 2003, we notified Fitch Ratings that we would not be renewing their rating services since we are in run-off; therefore, Fitch will no longer issue financial strength ratings pertaining to the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the nine months ended September 30, 2003. The Company has provided a discussion of its market risks in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of Part II of Sage Life's annual report on Form 10-K for the year ended December 31, 2002.


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


(2) Changes in Internal Control: As part of the general business retrenchment, the Company has reduced the number of permanent employees to a core group of ten key individuals that the Company believes is adequate to meet the current needs of the business. This new management structure places greater reliance on certain key personnel and third party service providers. Subject to the foregoing, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of our evaluation. As of the date hereof, there were no significant deficiencies or material weaknesses in the Company's internal controls.


                           Part II. Other Information


Item 1.  Legal Proceedings

As of the date of this filing, the Company is not involved in any lawsuits.


Item 2.  Changes in Securities and Use of Proceeds

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to Vote of Security Holders

None


Item 5.  Other Information

Effective July 15, 2003, Mr. Robin I. Marsden, resigned as Director, President, and Chief Executive Officer of the Company. Effective July 16, 2003, Mr. Mark Sarlitto, Executive Vice President and General Counsel of Swiss Re, was appointed to the Company's Board of Directors, and Mr. Mitchell R. Katcher was appointed President and Chief Executive Officer. Mr. Katcher is also a Director. Effective October 1, 2003, Mr. Raymond A. Eckert, Chief Financial Officer of Swiss Re, was appointed to the Company's Board of Directors. Mr. H. Louis Shill resigned as Chairman of the Board of Directors effective May 15, 2003, in connection with his retirement from the Sage Group.

Items 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                           Description
----------                            -----------

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             /s/ Mitchell R. Katcher
                       President & Chief Executive Officer

                              /s/ Gregory S. Gannon
                                Gregory S. Gannon
                    Vice President & Chief Financial Officer


Date:  November 14, 2003